Form 10-Q
period 2022-06-30
Valuence Merger Corp. I
filed 2022-08-15
CIK 1892747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022 there were 22,009,963 shares of Class A ordinary shares, par value $0.0001 per share, and 5,502,490 shares of Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

VALUENCE MERGER CORP. I

QUARTERLY REPORT ON FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

VALUENCE MERGER CORP. I

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$544,771	$178,698
Prepaid expenses	769,137	—
Total current assets	1,313,908	178,698

Deferred offering costs	—	456,764
Investments held in trust account	226,992,623	—
TOTAL ASSETS	$228,306,531	$635,462

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accrued expenses and accounts payable	$350,521	$—
Accrued offering costs	70,000	320,015
Advance from related parties	198,384	377
Promissory note – related party	—	300,000
Total current liabilities	618,905	620,392

Deferred underwriting fees	8,105,480	—
Total Liabilities	8,724,385	620,392

Commitments and Contingencies

Class A ordinary shares subject to redemption, $0.0001 par value; 22,009,996 shares at redemption value of $10.31 at June 30, 2022 and none at December 31, 2021	226,992,623	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; 22,009,963 shares issued and outstanding, excluding 22,009,963 shares subject to redemption	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,502,490 shares issued and outstanding (1)	550	575
Additional paid-in capital	—	24,425
Accumulated deficit	(7,411,027)	(9,930)
Total Shareholders’ (Deficit) Equity	(7,410,477)	15,070
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$228,306,531	$635,462

(1)	At December 31, 2021, includes an aggregate of 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. As a result of the partial exercise of the over-allotment option on March 8, 2022, 2,009,963 shares were exercised. On April 14, 2022, the remaining 247,510 Class B ordinary shares were forfeited.

The accompanying notes are an integral part of the unaudited condensed financial statements.

VALUENCE MERGER CORP. I

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2022	2022
Operating costs	$409,563	$505,558
Loss from operations	(409,563)	(505,558)

Other income:
Interest earned on investments held in trust account	276,280	290,004
Net loss	$(133,283)	$(215,554)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	22,009,963	14,415,115

Basic and diluted net loss per share, Class A ordinary shares	$(0.00)	$(0.01)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,502,490	5,316,486

Basic and diluted net loss per share, Class B ordinary shares	$(0.00)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

VALUENCE MERGER CORP. I

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2022	5,750,000	$575	$24,425	$(9,930)	$15,070

Sale of 6,934,662 Private Placement Warrants	—	—	10,401,993	—	10,401,993

Fair value of public warrants, net of transaction costs	—	—	5,617,513	—	5,617,513

Accretion of Class A ordinary shares subject to redemption	—	—	(16,043,931)	(6,895,564)	(22,939,495)

Net loss	—	—	—	(82,271)	(82,271)

Balance – March 31, 2022	5,750,000	575	—	(6,987,765)	(6,987,190)

Forfeiture of Founder Shares	(247,510)	(25)	—	25	—

Accretion of Class A ordinary shares subject to redemption	—	—	—	(290,004)	(290,004)

Net loss	—	—	—	(133,283)	(133,283)

Balance – June 30, 2022	5,502,490	$550	$—	$(7,411,027)	$(7,410,477)

The accompanying notes are an integral part of the unaudited condensed financial statements.

VALUENCE MERGER CORP. I

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(215,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in trust account	(290,004)
Changes in operating assets and liabilities:
Prepaid expenses	(769,137)
Accrued expenses	350,521
Net cash used in operating activities	(924,174)

Cash Flows from Investing Activities:
Cash deposited in trust account	(226,702,619)
Net cash used in investing activities	(226,702,619)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	218,300,626
Proceeds from sale of Private Place Warrants	10,401,993
Proceeds from promissory note – related party	198,007
Repayment of promissory note – related party	(300,000)
Payment of offering costs	(607,760)
Net cash provided by financing activities	227,992,866

Net Change in Cash	366,073
Cash – Beginning of period	178,698
Cash – End of period	$544,771

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$(250,015)
Deferred underwriting fee payable	$8,105,480

The accompanying notes are an integral part of the unaudited condensed financial statements.

VALUENCE MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from August 27, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 6,666,667 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement, consisting of 2,666,667 Private Placement Warrants to VMCA Sponsor, LLC (f/k/a Valuence Capital, LLC), (the “Sponsor”) and 4,000,000 Private Placement Warrants to Valuence Partners LP, generating gross proceeds of $10,000,000, which is described in Note 4.

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

Transaction costs amounted to $10,718,994, consisting of $4,000,000 of underwriting fees, net of $2,200,996 reimbursed from the underwriters (see Note 6), $8,105,480 of deferred underwriting fees and $814,510 of other offering costs.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

Liquidity and Going Concern

As of June 30, 2022, the Company had cash of $544,771, and a working capital of $695,003.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 3, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 3, 2023.

Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. However, the Working Capital Loans, as defined in Note 5, will provide additional flexibility to continue our identification and pursuit of potential business combination targets. Over this time period, the Company will be using available funds, including those from the Working Capital Loans, for the purpose of paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 2, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 14, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

VALUENCE MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Cash and Cash Equivalents

As of June 30, 2022, and December 31, 2021, the Company had $544,771 and $178,698, respectively, in cash. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

Cash and Investments Held in Trust Account

At June 30, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Warrant Instruments

The Company accounts for the 17,336,655 warrants issued in connection with the Initial Public Offering and Over-Allotment as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of issuance costs of temporary equity at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrant issuance costs are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The fair value of the Public Warrants has been estimated using its quoted market price as of June 30, 2022. As the Company’s warrants meet the criteria for equity classification, the Company has accounted for the warrants as equity-classified.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

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

At June 30, 2022, the Class A ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$220,099,630
Less:
Proceeds allocated to Public Warrants	(5,942,690)
Class A ordinary shares issuance costs	(10,393,817)
Plus:
Remeasurement of carrying value to redemption value	22,939,496
Class A ordinary shares subject to possible redemption, at redemption value, March 31, 2022	$226,702,619
Plus:
Remeasurement of carrying value to redemption value	290,004
Class A ordinary shares subject to possible redemption, at redemption value, June 30, 2022	$226,992,623

Income Taxes

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

VALUENCE MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,939,643 Class A ordinary shares in the aggregate. As of June 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	2022		2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(106,626)	$(26,657)	$(157,475)	$(58,079)
Denominator:
Basic and diluted weighted average shares outstanding	22,009,963	5,502,490	14,415,115	5,316,486
Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

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

VALUENCE MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor, together with Valuence Partners LP, an investment fund affiliated with the Sponsor, purchased an aggregate of 6,666,667 Private Placement Warrants, consisting of 2,666,667 Private Placement Warrants to VMCA Sponsor, LLC (f/k/a Valuence Capital, LLC), (the “Sponsor”) and 4,000,000 Private Placement Warrants to Valuence Partners LP, at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $10,000,000. On March 8, 2022, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional 267,995 Private Placement Warrants to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $401,993. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On October 4, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 Class B ordinary shares (the “Founder Shares”). The Founder Shares included an aggregate of up to 750,000 shares that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming each of the Sponsor and Valuence Partners LP did not purchase any Public Shares in the Initial Public Offering). Simultaneously with the closing of the Initial Public Offering, the Sponsor transferred 1,200,000 Founder Shares to Valuence Partners LP, an investment fund affiliated with the Sponsor. As a result of the underwriters’ election to partially exercise their over-allotment option on March 8, 2022, a total of 502,490 Founder Shares are no longer subject to forfeiture and up to 247,510 shares of Class B ordinary shares remained subject to forfeiture. As of April 14, 2022, the underwriters’ over-allotment option expired and therefore, the 247,510 remaining Class B ordinary shares subject to forfeiture expired.

Each of the Sponsor and Valuence Partners LP has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On October 4, 2021 (as amended on December 31, 2021 and February 28, 2022), the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of May 31, 2022, and the completion of the Initial Public Offering. On March 4, 2022, the outstanding balance under the Note of $300,000 was repaid. As of June 30, 2022, the Note is no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022, and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Advance from Related Party

On March 7, 2022, in connection with the unexercised Over-Allotment options, Carnegie Park Capital (the “At-Risk Capital Partner”) agreed for the Company to retain the residual $198,384 in the form of an advance to be repaid by the earlier of June 3, 2023, or the Business Combination.

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

JUNE 30, 2022

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

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. As a result of the underwriter’s election to partially exercise the over-allotment option, on March 8, 2022, to purchase an additional 2,009,963 Units, a total 990,037 Units remained available for purchase at a price of $10.00 per Public Share. As of April 14, 2022, the remaining Units fully expired.

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 at December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 180,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022, there were 22,009,963 Class A ordinary shares issued and outstanding, which is presented in temporary equity. At December 31, 2021, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 5,502,490 and 5,750,000 Class B ordinary shares issued and outstanding, respectively. The founder shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On March 8, 2022, the underwriters’ partially exercised its over-allotment option resulting in 502,490 Class B shares no longer subject to forfeiture. On April 14, 2022, the over-allotment option expired, and 247,510 Class B shares were forfeited.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any forward purchases securities and Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates, Valuence Partners LP or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Warrants — At June 30, 2022 and December 31, 2021, there were 10,401,993 Public Warrants and 6,934,662 Private Placement Warrants outstanding and no Public Warrants and 6,666,667 Private Placement Warrants outstanding, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2022

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

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities, for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates or Valuence Partners LP, without taking into account any Founder Shares held by the Sponsor or such affiliates or Valuence Partners LP, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of its Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

JUNE 30, 2022

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

At June 30, 2022, assets held in the Trust Account were comprised of $226,992,623 in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2022, the Company has not withdrawn interest earned on the Trust Account to pay for its tax obligations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$226,992,623

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Valuence Merger Corp. I References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to VMCA Sponsor, LLC (f/k/a Valuence Capital, LLC). The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and the initial public offering (the “IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account (defined below).

For the three months ended June 30, 2022, we had a net loss of $133,283, which consisted of general and administrative expenses of $409,563, offset by interest earned on marketable securities held in trust account of $276,280.

For the six months ended June 30, 2022, we had a net loss of $215,554, which consisted of general and administrative expenses of $505,558, offset by interest earned on marketable securities held in trust account of $290,004.

Liquidity and Capital Resources

The registration statement for the Company’s IPO (the “Registration Statement”) was declared effective on February 28, 2022. On March 3, 2022, the Company consummated the sale of 20,000,000 units (“Units”). On March 4, 2022 the underwriters of the IPO partially exercised their over-allotment option (the “Over-Allotment Option”) and, in connection therewith, on March 8, 2022 the Company consummated the issuance and sale of an additional 2,009,963 Units. Each Unit consists of one Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), and one-half of one redeemable warrant. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $220,099,630.

Simultaneously with the closing of the IPO, the Company consummated the sale of 6,666,667 warrants (“Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant in a private placement, consisting of 2,666,667 Private Placement Warrants to the Company’s sponsor, VMCA Sponsor, LLC (f/k/a Valuence Capital, LLC) (the “Sponsor”) and 4,000,000 Private Placement Warrants to Valuence Partners LP, generating gross proceeds of $10,000,000, which is described in Note 4.

Simultaneously with the exercise of the over-allotment, the Company consummated the Private Placement of an additional 267,995 Private Placement Warrants to the Sponsor, generating gross proceeds of $401,993.

Offering costs for the IPO and the exercise of the underwriters’ over-allotment option amounted to $10,718,994, consisting of $4,000,000 of underwriting fees, net of $2,200,996 reimbursed from the underwriters, $8,105,480 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $814,510 of other costs. The $8,105,480 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by June 3, 2023, subject to the terms of the underwriting agreement.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022, there were no Working Capital Loans outstanding.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 3, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 3, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period. On June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak, the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

A significant outbreak of COVID-19 has resulted in a widespread health crisis that could continue to, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could:

●	adversely affect the economies and financial markets worldwide, leading to changes in interest rates, reduced liquidity and a continued slowdown in global economic conditions;

●	provoke turbulence in financial markets, which could make it difficult or impossible to raise additional capital to consummate a deal including debt or equity on terms acceptable to us or at all;

●	disrupt our operations and those of our potential partners, including those helping us diligence or search for targets, due to illness or efforts to mitigate the pandemic, including but not limited to government-mandated shutdowns, other social distancing measures, travel restrictions, office closures and measures impacting on working practices, such as the imposition of remote working arrangements, and quarantine requirements and isolation measures under local laws;

●	negatively impact the health of members of our team;

●	adversely affect our ability to conduct redemptions; and

●	materially and adversely affect the business of any potential target business with which we consummate a business combination.

Furthermore, we may be unable to complete a business combination at all if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or make it impossible or impractical to negotiate and consummate a transaction with the target company’s personnel, vendors and services providers in a timely manner, if at all. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. The global spread of COVID-19 could materially and adversely affect our operations and financial condition due to the disruptions to commerce, reduced economic activity and other unforeseen consequences of a pandemic that are beyond our control. While vaccines for COVID-19 are being, and have been, developed, there is no guarantee that any such vaccine will be effective, work as expected or be made available or will be accepted on a significant scale and in a timely manner. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Finally, the outbreak of COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of the final prospectus filed in connection with our initial public offering, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing in connection with any particular business combination. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

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

Simultaneously with the closing of the IPO, the Company consummated the sale of 6,666,667 warrants (“Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant in a private placement, consisting of 2,666,667 Private Placement Warrants to the Company’s sponsor, VMCA Sponsor, LLC (f/k/a Valuence Capital, LLC) (the “Sponsor”) and 4,000,000 Private Placement Warrants to Valuence Partners LP, generating gross proceeds of $10,000,000.

Additionally with the closing of the IPO and Over-Allotment, the Company consummated the closing of the sale of 2,009,963 additional Units upon receiving notice of the underwriter’s election to partially exercise its over-allotment option (“Over-allotment Units”), generating additional gross proceeds of $20,099,630. Simultaneously with the exercise of the over-allotment, the Company consummated the Private Placement of an additional 267,995 Private Placement Warrants to the Sponsor, generating gross proceeds of $401,993.

Offering costs for the IPO and the exercise of the underwriters’ over-allotment option amounted to $10,718,994, consisting of $4,000,000 of underwriting fees, net of $2,200,996 reimbursed from the underwriters, $8,105,480 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $814,510 of other costs. The $8,105,480 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by June 3, 2023, subject to the terms of the underwriting agreement.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBIT

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association of the Company.

4.1	Warrant Agreement, dated February 28, 2022, between the Company and Continental Stock Transfer & Trust Company.

10.1	Letter Agreement, dated February 28, 2022, among the Company and its officers, its directors, the Sponsor and Valuence Partners LP.

10.2	Investment Management Trust Agreement, dated February 28, 2022, between the Company and Continental Stock Transfer & Trust Company, as trustee.

10.3	Registration Rights Agreement, dated February 28, 2022, among the Company and certain securityholders.

10.4	Private Placement Warrants Purchase Agreement, dated February 28, 2022, between the Company and the Sponsor

10.5	Private Placement Warrants Purchase Agreement, dated February 28, 2022, between the Company and Valuence Partners LP.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2022, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUENCE MERGER CORP. I

Date: August 15, 2022	By:	/s/ Sung Yoon Woo
	Name:	Sung Yoon Woo
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Sungwoo (Andrew) Hyung
	Name:	Sungwoo (Andrew) Hyung
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

