Form 10-Q
period 2022-09-30
Valuence Merger Corp. I
filed 2022-11-09
CIK 1892747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 9, 2022 there were 22,009,963 shares of Class A ordinary shares, par value $0.0001 per share, and 5,502,490 shares of Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

VALUENCE MERGER CORP. I

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION	1

Item 1. Interim Condensed Financial Statements (Unaudited)	1
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30,2022 and for the Period from August 27, 2021 (inception) through September 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and for the Period from August 27, 2021 (inception) through September 30, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from August 27, 2021 (inception) through September 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18

PART II-OTHER INFORMATION	19

Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21

PART III	22

SIGNATURES	22

i

PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

VALUENCE MERGER CORP. I

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$463,269	$178,698
Prepaid expenses	641,413	—
Total current assets	1,104,682	178,698

Deferred offering costs	—	456,764
Investments held in trust account	228,052,068	—
TOTAL ASSETS	$229,156,750	$635,462

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses and accounts payable	$1,090,247	$—
Accrued offering costs	70,000	320,015
Advance from related party	198,384	377
Promissory note – related party	—	300,000
Total current liabilities	1,358,631	620,392

Deferred underwriting fees	8,105,480	—
TOTAL LIABILITIES	9,464,111	620,392

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 22,009,963 shares at redemption value of $10.36 per share at September 30, 2022 and none at December 31, 2021	228,052,068	—

SHAREHOLDERS’ EQUITY (DEFICIT)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; none issued and outstanding, (excluding 22,009,963 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,502,490 shares and 5,750,000 shares issued and outstanding (1) as of September 30, 2022 and December 31, 2021, respectively	550	575
Additional paid-in capital	—	24,425
Accumulated deficit	(8,359,979)	(9,930)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(8,359,429)	15,070
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ EQUITY (DEFICIT)	$229,156,750	$635,462

(1)	At December 31, 2021, includes an aggregate of 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. As a result of the partial exercise of the over-allotment option on March 8, 2022, 2,009,963 shares were exercised. On April 14, 2022, the remaining 247,510 Class B ordinary shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period from August 27, 2021 (inception) through September 30,
	2022	2022	2021

Operating costs	$948,951	$1,454,509	$4,920
Loss from operations	(948,951)	(1,454,509)	(4,920)

Other income:
Interest earned on investments held in trust account	1,059,444	1,349,448	—
Total other income	1,059,444	1,349,448	—

Net Income (loss)	$110,493	$(105,061)	$(4,920)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	22,009,963	16,974,551	—

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.00	$(0.00)	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,502,490	5,379,169	—

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.00	$(0.00)	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2022	5,750,000	$575	$24,425	$(9,930)	$15,070

Sale of 6,934,662 Private Placement Warrants	—	—	10,401,993	—	10,401,993

Fair value of public warrants, net of transaction costs	—	—	5,617,513	—	5,617,513

Accretion of Class A ordinary shares subject to possible redemption	—	—	(16,043,931)	(6,895,564)	(22,939,495)

Net loss	—	—	—	(82,271)	(82,271)

Balance – March 31, 2022	5,750,000	575	—	(6,987,765)	(6,987,190)

Forfeiture of Founder Shares	(247,510)	(25)	—	25	—

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(290,004)	(290,004)

Net loss	—	—	—	(133,283)	(133,283)

Balance – June 30, 2022	5,502,490	550	—	(7,411,027)	(7,410,477)

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(1,059,445)	(1,059,445)

Net income	—	—	—	110,493	110,493

Balance – September 30, 2022	5,502,490	$550	$—	$(8,359,979)	$(8,359,429)

FOR THE PERIOD FROM AUGUST 27, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance — August 27, 2021 (inception)	—	$—	$—	$—	$—

Net loss	—	—	—	(4,920)	(4,920)

Balance – September 30, 2021	—	$—	$—	$(4,920)	$(4,920)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from August 27, 2021 (inception) through September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(105,061)	$(4,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in trust account	(1,349,448)	—
Changes in operating assets and liabilities:
Prepaid expenses	(641,413)	—
Accrued expenses	1,090,247	—
Net cash used in operating activities	(1,005,675)	(4,920)

Cash Flows from Investing Activities:
Cash deposited in trust account	(226,702,620)	—
Net cash used in investing activities	(226,702,620)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	218,300,626	—
Proceeds from sale of Private Placement Warrants	10,401,993	—
Proceeds from promissory note – related party	198,007	4,920
Repayment of promissory note – related party	(300,000)	—
Payment of offering costs	(607,760)	—
Net cash provided by financing activities	227,992,866	4,920

Net Change in Cash	284,571	—
Cash – Beginning of period	178,698	—
Cash – End of period	$463,269	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$250,015	$—
Deferred underwriting fee payable	$8,105,480	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from August 27, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

VALUENCE MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

VALUENCE MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Liquidity and Going Concern

As of September 30, 2022, the Company had cash of $463,269, and a working capital deficit of $253,949.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 2, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 14, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

VALUENCE MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

Cash and Cash Equivalents

As of September 30, 2022, and December 31, 2021, the Company had cash of $463,269 and $178,698, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

Cash and Investments Held in Trust Account

At September 30, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of issuance costs of temporary equity at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrant issuance costs are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The fair value of the Public Warrants has been estimated using its quoted market price as of September 30, 2022. As the Company’s warrants meet the criteria for equity classification, the Company has accounted for the warrants as equity-classified.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s unaudited condensed balance sheet.

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

VALUENCE MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

At September 30, 2022, the Class A ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$220,099,630
Less:
Proceeds allocated to Public Warrants	(5,942,690)
Class A ordinary shares issuance costs	(10,393,817)
Plus:
Remeasurement of carrying value to redemption value	22,939,496
Plus:
Remeasurement of carrying value to redemption value	1,349,449
Class A ordinary shares subject to possible redemption, at redemption value, September 30, 2022	$228,052,068

Income Taxes

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the loss of the Company. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,939,644 Class A ordinary shares in the aggregate. As of September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

VALUENCE MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$88,394	$22,099	$(79,779)	$(25,282)
Denominator:
Basic and diluted weighted average shares outstanding	22,009,963	5,502,490	16,974,551	5,379,169
Basic and diluted net income (loss) per ordinary share	$0.00	$0.00	$(0.00)	$(0.00)

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2022.

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

VALUENCE MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

Promissory Note — Related Party

On October 4, 2021 (as amended on December 31, 2021 and February 28, 2022), the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of May 31, 2022, and the completion of the Initial Public Offering. On March 4, 2022, the outstanding balance under the Note of $300,000 was repaid. As of September 30, 2022, the Note is no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022, and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Advance from Related Party

On March 7, 2022, in connection with the unexercised Over-Allotment options, Carnegie Park Capital (the “At-Risk Capital Partner”) agreed for the Company to retain the residual $198,384 in the form of an advance to be repaid by the earlier of June 3, 2023, or the Business Combination. At September 30, 2022 and December 31, 2021, advance from related parties totaled $198,384 and $377, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. These unaudited condensed financial statements does not include any adjustments that might result from the outcome of this uncertainty.

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

SEPTEMBER 30, 2022

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

As a result of the underwriters’ election to partially exercise their over-allotment option on March 8, 2022, the underwriters are entitled to a deferred fee of $8,105,480. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 at December 31, 2021, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue 180,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2022, there were 22,009,963 Class A ordinary shares issued and outstanding, which is presented in temporary equity. At December 31, 2021, there were no Class A ordinary shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 5,502,490 and 5,750,000 Class B ordinary shares issued and outstanding, respectively. The founder shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On March 8, 2022, the underwriters’ partially exercised its over-allotment option resulting in 502,490 Class B shares no longer subject to forfeiture. On April 14, 2022, the over-allotment option expired, and 247,510 Class B shares were forfeited.

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

Warrants — At September 30, 2022 and December 31, 2021, there were 11,004,981 Public Warrants and 6,934,662 Private Placement Warrants outstanding and no Public Warrants and Private Placement Warrants outstanding, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

At September 30, 2022, assets held in the Trust Account were comprised of $228,052,068 in money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2022, the Company has not withdrawn interest earned on the Trust Account to pay for its tax obligations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$228,052,068

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and the initial public offering (the “IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account (defined below).

For the three months ended September 30, 2022, we had a net income of $110,493, which consisted of interest earned on marketable securities held in trust account of $1,059,444, offset by general and administrative expenses of $948,951.

For the nine months ended September 30, 2022, we had a net loss of $105,061, which consisted of general and administrative expenses of $1,454,509, offset by interest earned on marketable securities held in trust account of $1,349,448.

For the period from August 27, 2021 (inception) through September 30, 2021, we had net loss of $4,920.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of ordinary shares outstanding during the period. On September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the period presented.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the trust account and instead hold all funds in the trust account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the trust account, which would reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our IPO in March 2022 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately eight months after the effective date of our IPO, as of the date of this Quarterly Report). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the trust account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of September 30, 2022, amounts held in trust account included approximately $1,349,448 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, or March 3, 2024, if the duration of our company is extended from the current deadline in our organizational documents of 15 months, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our trust account, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Form 10-Q for the quarterly period ended September 30, 2022, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

PART III - SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUENCE MERGER CORP. I

Date: November 9, 2022	By:	/s/ Sung Yoon Woo
	Name:	Sung Yoon Woo
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Sungwoo (Andrew) Hyung
	Name:	Sungwoo (Andrew) Hyung
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

