Form 10-Q
period 2023-03-31
Valuence Merger Corp. I
filed 2023-05-15
CIK 1892747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023 there were 22,009,963 shares of Class A ordinary shares, par value $0.0001 per share, and 5,502,490 shares of Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

VALUENCE MERGER CORP. I

QUARTERLY REPORT ON FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

VALUENCE MERGER CORP. I

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$169,804	$319,201
Prepaid expenses	472,601	522,444
Total current assets	642,405	841,645

Investments held in trust account	232,380,765	229,949,989
TOTAL ASSETS	$233,023,170	$230,791,634

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses and accounts payable	$2,444,904	$1,989,469
Accrued offering costs	70,000	70,000
Advance from related party	198,384	198,384
Total current liabilities	2,713,288	2,257,853

Deferred underwriting fees	8,105,480	8,105,480
TOTAL LIABILITIES	10,818,768	10,363,333

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 22,009,963 shares at redemption value of $10.56 and $10.45 per share at March 31, 2023 and December 31, 2022, respectively	232,380,765	229,949,989

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; none issued and outstanding, (excluding 22,009,963 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,502,490 shares issued and outstanding as of March 31, 2023 and December 31, 2022	550	550
Additional paid-in capital	—	—
Accumulated deficit	(10,176,913)	(9,522,238)
TOTAL SHAREHOLDERS’ DEFICIT	(10,176,363)	(9,521,688)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$233,023,170	$230,791,634

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022

Operating costs	$654,675	$95,995
Loss from operations	(654,675)	(95,995)

Other income:
Interest earned on investments held in trust account	2,430,776	13,724
Total other income	2,430,776	13,724

Net Income (loss)	$1,776,101	$(82,271)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	22,009,963	6,735,879

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.06	$(0.01)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,502,490	5,128,414

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.06	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	5,502,490	$550	$—	$(9,522,238)	$(9,521,688)

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,430,776)	(2,430,776)

Net income	—	—	—	1,776,101	1,776,101

Balance – March 31, 2023	5,502,490	$550	$—	$(10,176,913)	$(10,176,363)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2022	5,750,000	$575	$24,425	$(9,930)	$15,070

Sale of 6,934,662 Private Placement Warrants	—	—	10,401,993	—	10,401,993

Fair value of public warrants, net of transaction costs	—	—	5,617,513	—	5,617,513

Accretion of Class A ordinary shares subject to possible redemption	—	—	(16,043,931)	(6,895,564)	(22,939,495)

Net loss	—	—	—	(82,271)	(82,271)

Balance – March 31, 2022	5,750,000	$575	$—	$(6,987,765)	$(6,987,190)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$1,776,101	$(82,271)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in trust account	(2,430,776)	(13,724)
Changes in operating assets and liabilities:
Prepaid expenses	49,843	(870,739)
Accrued expenses and accounts payable	455,435	75
Net cash used in operating activities	(149,397)	(966,659)

Cash Flows from Investing Activities:
Cash deposited in trust account	—	(226,702,619)
Net cash used in investing activities	—	(226,702,619)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	218,300,626
Proceeds from sale of Private Placement Warrants	—	10,401,993
Proceeds from promissory note – related party	—	198,007
Repayment of promissory note – related party	—	(300,000)
Payment of offering costs	—	(144,451)
Net cash provided by financing activities	—	228,456,175

Net Change in Cash	(149,397)	786,897
Cash – Beginning of period	319,201	178,699
Cash – End of period	$169,804	$965,596

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$213,294
Deferred underwriting fee payable	$—	$8,105,480

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from August 27, 2021 (inception) through March 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

MARCH 31, 2023

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

VALUENCE MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Liquidity and Going Concern

As of March 31, 2023, the Company had cash of $169,804, and a working capital deficit of $2,070,883.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

MARCH 31, 2023

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

Cash and Cash Equivalents

As of March 31, 2023, and December 31, 2022, the Company had cash of $169,804 and $319,201, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

Cash and Investments Held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs

The Company complies with the requirements of the Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering date that are directly related to the Initial Public Offering. Offering costs were charged to temporary equity and permanent equity based on relative fair values, upon the completion of the Initial Public Offering.

Warrant Instruments

The Company accounts for the 17,939,643 warrants issued in connection with the Initial Public Offering and Over-Allotment as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of issuance costs of temporary equity at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrant issuance costs are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The fair value of the Public Warrants has been estimated using its quoted market price as of March 31, 2023. As the Company’s warrants meet the criteria for equity classification, the Company has accounted for the warrants as equity-classified.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets.

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

VALUENCE MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

At March 31, 2023 and December 31, 2022, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$220,099,630
Less:
Proceeds allocated to Public Warrants	(5,942,690)
Class A ordinary shares issuance costs	(10,393,817)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	26,186,866
Class A ordinary shares subject to possible redemption, at redemption value, December 31, 2022	229,949,989
Plus:
Accretion of Class A ordinary shares subject to possible redemption	2,430,776
Class A ordinary shares subject to possible redemption, at redemption value, March 31, 2023	$232,380,765

Income Taxes

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,939,643 Class A ordinary shares in the aggregate. As of March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

VALUENCE MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,420,881	$355,220	$(46,709)	$(35,562)
Denominator:
Basic and diluted weighted average shares outstanding	22,009,963	5,502,490	6,735,879	5,128,414
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$(0.01)	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of March 31, 2023.

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

MARCH 31, 2023

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023, and December 31, 2022, the Company had no outstanding borrowings under the Working Capital Loans.

Advance from Related Party

On March 7, 2022, in connection with the unexercised Over-Allotment options, Carnegie Park Capital (the “At-Risk Capital Partner”) agreed for the Company to retain the residual $198,384 in the form of an advance to be repaid by the earlier of June 3, 2023, or the Business Combination. At March 31, 2023 and December 31, 2022, advance from related parties totaled $198,384.

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

MARCH 31, 2023

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

Placement Agreement

On November 12, 2022, the Company entered into a Placement Agreement with SVB Securities LLC (“SVB Securities”), Robert W. Baird & Co. Incorporated (“Baird”) and BMO Capital Markets Corp. (“BMO” and, together with SVB Securities and Baird, the “Placement Agents” and each a “Placement Agent”), to act on behalf of the Company.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 180,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 22,009,963 Class A ordinary shares issued and outstanding, which is presented in temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 5,502,490 Class B ordinary shares issued and outstanding. The founder shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On March 8, 2022, the underwriters’ partially exercised its over-allotment option resulting in 502,490 Class B shares no longer subject to forfeiture. On April 14, 2022, the over-allotment option expired, and 247,510 Class B shares were forfeited.

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

Warrants — At March 31, 2023 and December 31, 2022, there were 11,004,981 Public Warrants and 6,934,662 Private Placement Warrants outstanding and no Public Warrants and Private Placement Warrants outstanding, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

VALUENCE MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

MARCH 31, 2023

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

At March 31, 2023, assets held in the Trust Account were comprised of $232,380,765 in money market funds which are invested primarily in U.S. Treasury Securities. Through March 31, 2023, the Company has not withdrawn interest earned on the Trust Account to pay for its tax obligations.

At December 31, 2022, assets held in the Trust Account were comprised of $229,949,989 in money market funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2022, the Company has not withdrawn interest earned on the Trust Account to pay for its tax obligations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	December 31, 2022
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$232,380,765	$229,949,989

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On May 4, 2023, the Company filed a definitive proxy statement with respect to an extraordinary general meeting of shareholders, to be held on May 25, 2023, to ask shareholders to approve, among other things, an amendment to the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must consummate a Business Combination from June 3, 2023 to September 3, 2023.

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

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Annual Report”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation and the initial public offering (the “IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account (defined below).

For the three months ended March 31, 2023, we had a net income of $1,776,101, which consisted of interest earned on marketable securities held in trust account of $2,430,776, offset by general and administrative expenses of $654,675.

For the three months ended March 31, 2022, we had a net loss of $82,271, which consisted of general and administrative expenses of $95,995, offset by interest earned on marketable securities held in trust account of $13,724.

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

As of March 31, 2023, the Company had cash of $169,804 and a working capital deficit of $2,070,883. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 3, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 3, 2023. Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. However, the Working Capital Loans, as defined in Note 5, will provide additional flexibility to continue our identification and pursuit of potential business combination targets. Over this time period, the Company will be using available funds, including those from the Working Capital Loans, for the purpose of paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Developments

On May 4, 2023, we filed a definitive proxy statement with the SEC with respect to an extraordinary general meeting of shareholders, to be held on May 25, 2023, to ask shareholders to approve, among other things, an amendment to the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must consummate a Business Combination from June 3, 2023 to September 3, 2023. The definitive proxy statement was mailed to shareholders of record at the close of business on April 24, 2023 on or about May 5, 2023.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Form 10-Q for the quarterly period ended March 31, 2023, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

PART III - SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALUENCE MERGER CORP. I

Date: May 15, 2023	By:	/s/ Sung Yoon Woo
	Name:	Sung Yoon Woo
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Sungwoo (Andrew) Hyung
	Name:	Sungwoo (Andrew) Hyung
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

