Form 10-K/A
period 2022-12-31
Valuence Merger Corp. I
filed 2023-07-21
CIK 1892747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Audit Firm ID	Auditor Name	Auditor Location
100	WithumSmith+Brown, PC	New York, New York

EXPLANATORY NOTE

Valuence Merger Corp. I (the “Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 22022, originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023 (the “Original Filing”) solely for the purpose of filing revised certifications by the Company’s principal executive officer and principal financial officer, as Exhibits 31.1 and 31.2 herewith, to correct an inadvertent omission of certain language regarding internal control over financial reporting required to be included in such certifications by Item 601(b)(31)(i) of Regulation S-K. In accordance with interpretation 246.13 in the Regulation S-K section of the SEC’s “Compliance & Disclosure Interpretations,” the Amendment consists solely of the preceding cover page, this explanatory note, the signature page and paragraphs 1, 2, 4 and 5 of each of the revised certifications filed as exhibits to the Amendment. Because no financial statements have been included in the Amendment, paragraph 3 of each of the certifications set forth in the exhibits has been omitted.

The Amendment does not reflect events occurring after the date of the filing of the Original Filing or modify or update any of the other disclosures contained therein in any way. Accordingly, the Amendment should be read in conjunction with the Original Filing.

2

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

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022).

4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l/A (File No. 333-262246), filed with the SEC on February 18, 2022).

4.2	Specimen Ordinary Share Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l/A (File No. 333-262246), filed with the SEC on February 18, 2022).

4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l/A (File No. 333-262246), filed with the SEC on February 18, 2022).

4.4	Warrant Agreement, dated February 28, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022).

4.5**	Description of Securities.

10.1	Letter Agreement, dated February 28, 2022, by and among the Company, its officers, its directors, the Sponsor and Valuence Partners LP (Incorporated by reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022).

3

10.2	Investment Management Trust Agreement, dated February 28, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022).

10.3	Registration Rights Agreement, dated February 28, 2022, by and among the Company, VMCA Sponsor, LLC and the other holders party thereto (Incorporated by reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022).

10.4	Private Placement Warrants Purchase Agreement, dated February 28, 2022, by and between the Company and VMCA Sponsor, LLC (Incorporated by reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022).

10.5	Private Placement Warrants Purchase Agreement, dated February 28, 2022, by and among the Company and Valuence Partners LP (Incorporated by reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022).

24.1	Power of Attorney (included on signature pages herein).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Previously filed.

ITEM 16. FORM 10-K SUMMARY

None.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 21, 2023

VALUENCE MERGER CORP. I

By:	/s/ Sung Yoon Woo
Name:	Sung Yoon Woo
Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Sung Yoon Woo	Chief Executive Officer and Director	July 21, 2023
Sung Yoon Woo	(Principal Executive Officer)

/s/ Sungwoo (Andrew) Hyung	Chief Financial Officer and Director	July 21, 2023
Sungwoo (Andrew) Hyung	(Principal Financial and Accounting Officer)

*	Director	July 21, 2023
Dr. Joong Myung Cho

*	Director	July 21, 2023
Nelson Gentiletti

*	Director	July 21, 2023
John Kim

*	Director	July 21, 2023
Young Min Kim

*	Director	July 21, 2023
Gary Wunderlich

*	Director	July 21, 2023
Zhe Zhang

* By:	/s/ Sungwoo (Andrew) Hyung
Name:	Sungwoo (Andrew) Hyung
Title:	Attorney-in-Fact

5