Form 10-Q
period 2023-06-30
Valuence Merger Corp. I
filed 2023-08-14
CIK 1892747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023 there were 6,210,718 Class A ordinary shares, par value $0.0001 per share, and 5,502,490 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

VALUENCE MERGER CORP. I

QUARTERLY REPORT ON FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM UNAUDITED CONDENSED FINANCIAL STATEMENTS

VALUENCE MERGER CORP. I

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$118,424	$319,201
Prepaid expenses	341,090	522,444
Total current assets	459,514	841,645

Investments held in trust account	66,932,389	229,949,989
TOTAL ASSETS	$67,391,903	$230,791,634

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses and accounts payable	$2,492,089	$1,989,469
Accrued offering costs	—	70,000
Advance from related party	198,384	198,384
Working Capital Loans	172,714	—
Promissory note - related party	465,000	—
Total current liabilities	3,328,187	2,257,853

Deferred underwriting fees	8,105,480	8,105,480
TOTAL LIABILITIES	11,433,667	10,363,333

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 6,210,718 and 22,009,963 shares at redemption value of $10.78 and $10.45 per share at June 30, 2023 and December 31, 2022, respectively	66,932,389	229,949,989

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; none issued and outstanding, (excluding 6,210,718 and 22,009,963 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,502,490 shares issued and outstanding as of June 30, 2023 and December 31, 2022	550	550
Additional paid-in capital	—	—
Accumulated deficit	(10,974,703)	(9,522,238)
TOTAL SHAREHOLDERS’ DEFICIT	(10,974,153)	(9,521,688)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$67,391,903	$230,791,634

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Operating costs	$377,790	$409,563	$1,032,465	$505,558
Loss from operations	(377,790)	(409,563)	(1,032,465)	(505,558)

Other income:
Interest earned on investments held in trust account	1,962,830	276,280	4,393,606	290,004
Total other income, net	1,962,830	276,280	4,393,606	290,004

Net income (loss)	$1,585,040	$(133,283)	$3,361,141	$(215,554)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	17,094,642	22,009,963	19,565,881	14,415,115

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.07	$(0.00)	$0.13	$(0.01)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,502,490	5,502,490	5,502,490	5,316,486

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.07	$(0.00)	$0.13	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	5,502,490	$550	$—	$(9,522,238)	$(9,521,688)

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,430,776)	(2,430,776)

Net income	—	—	—	1,776,101	1,776,101

Balance – March 31, 2023	5,502,490	550	—	(10,176,913)	(10,176,363)

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,382,830)	(2,382,830)

Net income	—	—	—	1,585,040	1,585,040

Balance – June 30, 2023	5,502,490	$550	$—	$(10,974,703)	$(10,974,153)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2022	5,750,000	$575	$24,425	$(9,930)	$15,070

Sale of 6,934,662 Private Placement Warrants	—	—	10,401,993	—	10,401,993

Fair value of public warrants, net of transaction costs	—	—	5,617,513	—	5,617,513

Accretion of Class A ordinary shares subject to redemption	—	—	(16,043,931)	(6,895,564)	(22,939,495)

Net loss	—	—	—	(82,271)	(82,271)

Balance – March 31, 2022	5,750,000	575	—	(6,987,765)	(6,987,190)

Forfeiture of Founder Shares	(247,510)	(25)	—	25	—

Accretion of Class A ordinary shares subject to redemption	—	—	—	(290,004)	(290,004)

Net loss	—	—	—	(133,283)	(133,283)

Balance – June 30, 2022	5,502,490	$550	$—	$(7,411,027)	$(7,410,477)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$3,361,141	$(215,554)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in trust account	(4,393,606)	(290,004)
Changes in operating assets and liabilities:
Prepaid expenses	181,354	(769,137)
Accrued expenses and accounts payable	502,620	350,521
Net cash used in operating activities	(348,491)	(924,174)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(420,000)	(226,702,619)
Cash withdrawn from Trust Account in connection with redemption	167,831,206	—
Net cash provided by (used in) investing activities	167,411,206	(226,702,619)

Cash Flows from Financing Activities:
Proceeds from sale of units, net of underwriting discounts paid	—	218,300,626
Proceeds from sale of Private Placement Warrants	—	10,401,993
Proceeds from promissory note – related party	—	198,007
Repayment of promissory note – related party	—	(300,000)
Proceeds from convertible promissory note	465,000	—
Proceeds from convertible promissory note - related party	172,714	—
Payment of offering costs	(70,000)	(607,760)
Redemption of ordinary shares	(167,831,206)	—
Net cash (used in) provided by financing activities	(167,263,492)	227,992,866

Net Change in Cash	(200,777)	366,073
Cash – Beginning of period	319,201	178,698
Cash – End of period	$118,424	$544,771

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$(250,015)
Deferred underwriting fee payable	$—	$8,105,480

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from August 27, 2021 (inception) through June 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on February 28, 2022. On March 3, 2022, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares, par value $0.0001 per share (the “Class A Shares”), included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200,000,000, which is described in Note 3.

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

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Charter”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Company’s shares prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Initial Shareholders have agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account and not previously released to pay taxes, divided by the number of then issued and outstanding Public Shares.

The Company initially had until June 3, 2023 to consummate a Business Combination (the “Initial Combination Period”). However, if the Company has not completed a Business Combination within the Extension period, described below, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors (the “Board”), liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

On May 25, 2023, the Company held an extraordinary general meeting of shareholders (the “EGM”), where shareholders approved, among other things, an amendment to the Charter to extend the date by which the Company must consummate a Business Combination from June 3, 2023 to September 3, 2023 (the “Extended Date”) and to allow the Company, without another shareholder vote, by resolution of the Board of the Company, to elect to further extend the Extended Date in one-month increments up to eighteen (18) additional times, or a total of up to twenty-one (21) months after the Initial Combination Period, until up to March 3, 2025 (each, an “Additional Extended Date”) (the “Extension,” and such proposal, the “Extension Proposal”). The Company’s shareholders also approved a proposal (the “Redemption Limitation Amendment Proposal”) to amend the Charter to eliminate (i) the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (ii) the limitation that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such business combination. The Company’s shareholders also approved a proposal (the “Founder Share Amendment Proposal”) to provide for the right of a holder of the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Shares”), to convert such shares into Class A Shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holder.

In connection with the EGM, shareholders holding an aggregate of 15,799,245 Class A Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.62 per share, for an aggregate redemption amount of approximately $167,831,206.

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

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Liquidity and Going Concern

As of June 30, 2023, the Company had cash of $118,424, and a working capital deficit of $2,868,673.

Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. However, the Working Capital Loans, as defined in Note 5, will provide additional flexibility to continue the identification and pursuit of potential business combination targets. Over this time period, the Company will be using available funds, including those from the Working Capital Loans, for the purpose of paying existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until September 3, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 3, 2023.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Cash and Cash Equivalents

As of June 30, 2023, and December 31, 2022, the Company had cash of $118,424 and $319,201, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.

Cash and Investments Held in Trust Account

At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of issuance costs of temporary equity at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrant issuance costs are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The fair value of the Public Warrants has been estimated using its quoted market price as of June 30, 2023. As the Company’s warrants meet the criteria for equity classification, the Company has accounted for the warrants as equity-classified.

Class A Shares Subject to Possible Redemption

The Company accounts for its Class A Shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets.

In connection with the EGM, shareholders holding 15,799,245 Class A Shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $167.8 million (approximately $10.62 per ordinary share) was removed from the Trust Account to pay such holders and approximately $65.7 million remained in the Trust Account. Following redemptions, the Company had 6,210,718 Class A Shares outstanding.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Shares to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Increases or decreases in the carrying amount of redeemable Class A Shares are affected by charges against additional paid in capital and accumulated deficit.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

At June 30, 2023 and December 31, 2022, the Class A Shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$220,099,630
Less:
Proceeds allocated to Public Warrants	(5,942,690)
Class A Shares issuance costs	(10,393,817)
Plus:
Accretion of Class A Shares subject to possible redemption	26,186,866
Class A Shares subject to possible redemption, at redemption value, December 31, 2022	229,949,989
Less:
Redemption	(167,831,206)
Plus:
Accretion of Class A Shares subject to possible redemption	4,813,606
Class A Shares subject to possible redemption, at redemption value, June 30, 2023	$66,932,389

Income Taxes

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A Shares and Class B Shares. Income and losses are shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the loss of the Company. Accretion associated with the redeemable shares of Class A Shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,939,643 Class A Shares in the aggregate. As of June 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,199,077	$385,963	$(106,626)	$(26,657)	$2,623,373	$737,768	$(157,475)	$(58,079)
Denominator:
Basic and diluted weighted average shares outstanding	17,094,642	5,502,490	22,009,963	5,502,490	19,565,881	5,502,490	14,415,115	5,316,486
Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$(0.00)	$(0.00)	$0.13	$0.13	$(0.01)	$(0.01)

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of June 30, 2023.

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

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On October 4, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 Class B Shares (the “Founder Shares”). The Founder Shares included an aggregate of up to 750,000 shares that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming each of the Sponsor and Valuence Partners LP did not purchase any Public Shares in the Initial Public Offering). Simultaneously with the closing of the Initial Public Offering, the Sponsor transferred 1,200,000 Founder Shares to Valuence Partners LP, an investment fund affiliated with the Sponsor. As a result of the underwriters’ election to partially exercise their over-allotment option on March 8, 2022, a total of 502,490 Founder Shares are no longer subject to forfeiture and up to 247,510 shares of Class B Shares remained subject to forfeiture. As of April 14, 2022, the underwriters’ over-allotment option expired and therefore, the 247,510 remaining Class B Shares subject to forfeiture expired.

Each of the Sponsor and Valuence Partners LP has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the Class A Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A Shares for cash, securities or other property.

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

On June 5, 2023, the Company issued a promissory note (the “Sponsor Convertible Promissory Note”) in the principal amount of up to $613,207.55 to the Sponsor for working capital requirements and payment of certain expenses in connection the Company’s Business Combination. The Sponsor Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the Sponsor Convertible Promissory Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants, each exercisable for one Class A Share of the Company (the “Conversion Warrants”), equal to (x) the portion of the principal amount of the Sponsor Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Sponsor Convertible Promissory Note was accounted for using the bifurcation method and was determined that the conversion feature had no value and was recorded at par value. As of June 30, 2023, $172,714 is outstanding under the Sponsor Convertible Promissory Note, with $440,494 remaining.

Also on June 5, 2023, the Company issued an unsecured convertible promissory note to Valuence Partners LP, an affiliate of the Sponsor (the “VP Convertible Promissory Note”), pursuant to which the Company may borrow up to an aggregate maximum amount of $1,650,943.40. The VP Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the VP Convertible Promissory Note, Valuence Partners LP may elect to convert all or any portion of the unpaid principal balance into that number of warrants, each exercisable for one Class A Share of the Company, equal to (x) the portion of the principal amount of the VP Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The aggregate amount convertible into Conversion Warrants pursuant to the Sponsor Convertible Note and the VP Convertible Promissory Note shall not exceed $1,500,000. The VP Convertible Promissory Note was accounted for using the bifurcation method, and was determined that the conversion feature had no value and was recorded at par value. As of June 30, 2023, $465,000 has been borrowed against VP Convertible Promissory Note, with $1,185,943 remaining.

Advance from Related Party

On March 7, 2022, in connection with the unexercised Over-Allotment options, Carnegie Park Capital (the “At-Risk Capital Partner”) agreed for the Company to retain the residual $198,384 in the form of an advance to be repaid by the earlier of June 3, 2023, or the Business Combination. At June 30, 2023 and December 31, 2022, advance from related parties totaled $198,384.

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

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Registration Rights

Pursuant to a registration rights agreement entered into on February 28, 2022, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A Shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans) will be entitled to registration rights. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. At June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Shares — The Company is authorized to issue 180,000,000 Class A Shares, with a par value of $0.0001 per share. Holders of Class A Shares are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 6,210,718 and 22,009,963 Class A Shares issued and outstanding, which is presented in temporary equity, respectively.

Class B Shares — The Company is authorized to issue 20,000,000 Class B Shares, with a par value of $0.0001 per share. Holders of the Class B Shares are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 5,502,490 Class B Shares issued and outstanding. The founder shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On March 8, 2022, the underwriters’ partially exercised its over-allotment option resulting in 502,490 Class B shares no longer subject to forfeiture. On April 14, 2022, the over-allotment option expired, and 247,510 Class B shares were forfeited.

Holders of Class A Shares and Class B Shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law.

The Class B Shares will automatically convert into Class A Shares at the time of a Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A Shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A Shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any forward purchases securities and Class A Shares or equity-linked securities exercisable for or convertible into Class A Shares issued, deemed issued, or to be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates, Valuence Partners LP or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B Shares convert into Class A Shares at a rate of less than one-to-one.

Warrants — At June 30, 2023 and December 31, 2022, there were 11,004,981 Public Warrants and 6,934,662 Private Placement Warrants outstanding and no Public Warrants and Private Placement Warrants outstanding, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

The Company will not be obligated to deliver any Class A Shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A Shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A Shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A Shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A Shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the closing price of the Class A Shares equals or exceeds $18.00 per share (as adjusted) for any 10 trading days within a 20-trading day period ending three trading days before the date on which the Company sends the notice of redemption to the warrant holders.

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

In addition, if (x) the Company issues additional Class A Shares or equity-linked securities, for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s Board and, in the case of any such issuance to the Sponsor or its affiliates or Valuence Partners LP, without taking into account any Founder Shares held by the Sponsor or such affiliates or Valuence Partners LP, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of its Class A Shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A Shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

At June 30, 2023, assets held in the Trust Account were comprised of $66,932,389 in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2023, the Company has withdrew $167,831,206 on the Trust Account in connection with redemption.

At December 31, 2022, assets held in the Trust Account were comprised of $229,949,989 in money market funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2022, the Company has not withdrawn interest earned on the Trust Account to pay for its tax obligations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023	December 31, 2022
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$66,932,389	$229,949,989

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheets date up to the date that the unaudited condensed financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation and the initial public offering (the “IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account (defined below).

For the three months ended June 30, 2023, we had a net income of $1,585,040, which consisted of interest earned on marketable securities held in trust account of $1,962,830, offset by general and administrative expenses of $377,790.

For the six months ended June 30, 2023, we had a net income of $3,361,141, which consisted of interest earned on marketable securities held in trust account of $4,393,606, offset by general and administrative expenses of $1,032,465.

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

Liquidity and Going Concern

The registration statement for the Company’s IPO (the “Registration Statement”) was declared effective on February 28, 2022. On March 3, 2022, the Company consummated the sale of 20,000,000 units (“Units”). On March 4, 2022 the underwriters of the IPO partially exercised their over-allotment option (the “Over-Allotment Option”) and, in connection therewith, on March 8, 2022 the Company consummated the issuance and sale of an additional 2,009,963 Units. Each Unit consists of one Class A Shares, par value $0.0001 per share (the “Public Shares”), and one-half of one redeemable warrant. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $220,099,630.

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

In connection with Extension, as described below, shareholders holding an aggregate of 15,799,245 Class A Shares properly exercised their right to redeem their shares for $167,831,206. After the satisfaction of such redemptions, the balance in the Company’s trust account was approximately $65.7 million.

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

As of June 30, 2023, the Company had cash of $118,424 and a working capital deficit of $2,868,673. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until September 3, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 3, 2023. Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. However, the Working Capital Loans, as defined in Note 5, will provide additional flexibility to continue our identification and pursuit of potential business combination targets. Over this time period, the Company will be using available funds, including those from the Working Capital Loans, for the purpose of paying existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Extraordinary General Meeting of the Shareholders

On May 25, 2023, the Company held the Extraordinary General Meeting (the “EGM”), pursuant to which the Company’s shareholders approved a proposal to amend the Charter to extend the date by which the Company must consummate a Business Combination from June 3, 2023 (the “Initial Combination Period) to September 3, 2023 (the “Extended Date”) and to allow the Company, without another shareholder vote, by resolution of the Board of the Company, to elect to further extend the Extended Date in one-month increments up to eighteen (18) additional times, or a total of up to twenty-one (21) months after the Initial Combination Period, until up to March 3, 2025 (each, an “Additional Extended Date”) (the “Extension,” and such proposal, the “Extension Proposal”). The Company’s shareholders also approved the Redemption Limitation Amendment Proposal to amend the Charter to eliminate (i) the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (ii) the limitation that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such business combination. The Company’s shareholders also approved the Founder Share Amendment Proposal to provide for the right of a holder of the Company’s Class B Shares, to convert such shares into Class A Shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holder. Under Cayman Islands law, the amendments to the Charter took effect upon approval of the Extension Proposal. In connection with the Extension, shareholders holding an aggregate of 15,799,245 Class A Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.62 per share, for an aggregate amount of approximately $167,831,206.

Convertible Promissory Notes

On June 5, 2023, we issued a promissory note (the “Sponsor Convertible Promissory Note”) in the principal amount of up to $613,207.55 to the Sponsor for working capital requirements and payment of certain expenses in connection the Business Combination. The Sponsor Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the Sponsor Convertible Promissory Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants, each exercisable for one Class A Share of the Company (the “Conversion Warrants”), equal to (x) the portion of the principal amount of the Sponsor Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. As of June 30, 2023, $172,714 is outstanding under the Sponsor Convertible Promissory Note, with $440,494 remaining.

Also on June 5, 2023, we issued an unsecured convertible promissory note to Valuence Partners LP, an affiliate of the Sponsor (the “VP Convertible Promissory Note”), pursuant to which we may borrow up to an aggregate maximum amount of $1,650,943.40. The VP Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the VP Convertible Promissory Note, Valuence Partners LP may elect to convert all or any portion of the unpaid principal balance into that number of warrants, each exercisable for one Class A Share of the Company, equal to (x) the portion of the principal amount of the VP Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The aggregate amount convertible into Conversion Warrants pursuant to the Sponsor Convertible Note and the VP Convertible Promissory Note shall not exceed $1,500,000. As of June 30, 2023, $465,000 has been borrowed against VP Convertible Promissory Note, with $1,185,943 remaining.

The foregoing description of the Convertible Promissory Notes does not purport to be complete and is qualified in its entirety by reference to the complete text of the Convertible Promissory Notes, which are filed hereto as Exhibits 10.3 and 10.4.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2023).

3.2	Amendment to the Amended and Restated Memorandum and Articles of Association of Valuence Merger Corp. I. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 1, 2023).

3.3	Amendment to the Amended and Restated Memorandum and Articles of Association of Valuence Merger Corp. I. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 1, 2023).

3.4	Amendment to the Amended and Restated Memorandum and Articles of Association of Valuence Merger Corp. I. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 1, 2023).

4.1*	Private Warrant Agreement, dated February 28, 2022, between the Company and Continental Stock Transfer & Trust Company.

10.1	Convertible Promissory Note, dated June 5, 2023, between Valuence Merger Corp. I. and VMCA Sponsor, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 9, 2023).

10.2	Convertible Promissory Note, dated June 5, 2023, between Valuence Merger Corp. I. and Valuence Partners LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 9, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2023, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

PART III - SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALUENCE MERGER CORP. I

Date: August 14, 2023	By:	/s/ Sung Yoon Woo
	Name:	Sung Yoon Woo
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Sungwoo (Andrew) Hyung
	Name:	Sungwoo (Andrew) Hyung
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

