Form 10-Q
period 2023-09-30
Valuence Merger Corp. I
filed 2023-11-14
CIK 1892747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023 there were 6,210,718 Class A ordinary shares, par value $0.0001 per share, and 5,502,490 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

VALUENCE MERGER CORP. I

QUARTERLY REPORT ON FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM UNAUDITED CONDENSED FINANCIAL STATEMENTS

VALUENCE MERGER CORP. I

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$624,847	$319,201
Prepaid expenses	209,580	522,444
Total current assets	834,427	841,645

Investments held in trust account	67,937,775	229,949,989
TOTAL ASSETS	$68,772,202	$230,791,634

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses and accounts payable	$2,422,376	$1,989,469
Accrued offering costs	—	70,000
Advance from related party	198,384	198,384
Working Capital Loans	172,714	—
Convertible note - related party	1,285,246	—
Total current liabilities	4,078,720	2,257,853

Deferred underwriting fees	8,105,480	8,105,480
TOTAL LIABILITIES	12,184,200	10,363,333

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 6,210,718 and 22,009,963 shares at redemption value of $10.94 and $10.45 per share at September 30, 2023 and December 31, 2022, respectively	67,937,775	229,949,989

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; none issued or outstanding (excluding 6,210,718 and 22,009,963 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,502,490 shares issued and outstanding as of September 30, 2023 and December 31, 2022	550	550
Additional paid-in capital	—	—
Accumulated deficit	(11,350,323)	(9,522,238)
TOTAL SHAREHOLDERS’ DEFICIT	(11,349,773)	(9,521,688)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$68,772,202	$230,791,634

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Operating costs	$235,620	$948,951	$1,268,085	$1,454,509
Loss from operations	(235,620)	(948,951)	(1,268,085)	(1,454,509)

Other income:
Interest earned on investments held in trust account	865,386	1,059,444	5,258,992	1,349,448
Total other income	865,386	1,059,444	5,258,992	1,349,448

Net income (loss)	$629,766	$110,493	$3,990,907	$(105,061)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	6,210,718	22,009,963	15,065,240	16,974,551

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.05	$0.00	$0.19	$(0.00)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,502,491	5,502,490	5,502,491	5,379,169

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.05	$0.00	$0.19	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	5,502,490	$550	$—	$(9,522,238)	$(9,521,688)

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,430,776)	(2,430,776)

Net income	—	—	—	1,776,101	1,776,101

Balance – March 31, 2023 (unaudited)	5,502,490	550	—	(10,176,913)	(10,176,363)

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,382,830)	(2,382,830)

Net income	—	—	—	1,585,040	1,585,040

Balance – June 30, 2023 (unaudited)	5,502,490	550	—	(10,974,703)	(10,974,153)

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(1,005,386)	(1,005,386)

Net income	—	—	—	629,766	629,766

Balance – September 30, 2023 (unaudited)	5,502,490	$550	$—	$(11,350,323)	$(11,349,773)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2022	5,750,000	$575	$24,425	$(9,930)	$15,070

Sale of 6,934,662 Private Placement Warrants	—	—	10,401,993	—	10,401,993

Fair value of public warrants, net of transaction costs	—	—	5,617,513	—	5,617,513

Accretion of Class A ordinary shares subject to possible redemption	—	—	(16,043,931)	(6,895,564)	(22,939,495)

Net loss	—	—	—	(82,271)	(82,271)

Balance – March 31, 2022 (unaudited)	5,750,000	575	—	(6,987,765)	(6,987,190)

Forfeiture of Founder Shares	(247,510)	(25)	—	25	—

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(290,004)	(290,004)

Net loss	—	—	—	(133,283)	(133,283)

Balance – June 30, 2022 (unaudited)	5,502,490	550	—	(7,411,027)	(7,410,477)

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(1,059,445)	(1,059,445)

Net income	—	—	—	110,493	110,493

Balance – September 30, 2022 (unaudited)	5,502,490	$550	$—	$(8,359,979)	$(8,359,429)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$3,990,907	$(105,061)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in trust account	(5,258,992)	(1,349,448)
Changes in operating assets and liabilities:
Prepaid expenses	312,864	(641,413)
Accrued expenses and accounts payable	432,907	1,090,247
Net cash used in operating activities	(522,314)	(1,005,675)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(560,000)	(226,702,620)
Cash withdrawn from Trust Account in connection with redemption	167,831,206	—
Net cash provided by (used in) investing activities	167,271,206	(226,702,620)

Cash Flows from Financing Activities:
Proceeds from sale of units, net of underwriting discounts paid	—	218,300,626
Proceeds from sale of Private Placement Warrants	—	10,401,993
Proceeds from promissory note – related party	—	198,007
Repayment of promissory note – related party	—	(300,000)
Proceeds from convertible promissory note	1,285,246	—
Proceeds from convertible promissory note - related party	172,714	—
Payment of offering costs	(70,000)	(607,760)
Redemption of ordinary shares	(167,831,206)	—
Net cash (used in) provided by financing activities	(166,443,246)	227,992,866

Net Change in Cash	305,646	284,571
Cash – Beginning of period	319,201	178,698
Cash – End of period	$624,847	$463,269

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$250,015
Deferred underwriting fee payable	$—	$8,105,480

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from August 27, 2021 (inception) through September 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on February 28, 2022. On March 3, 2022, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”), included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 6,666,667 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement, consisting of 2,666,667 Private Placement Warrants to VMCA Sponsor, LLC (f/k/a Valuence Capital, LLC) (the “Sponsor”) and 4,000,000 Private Placement Warrants to Valuence Partners LP generating gross proceeds of $10,000,000, which is described in Note 4.

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

SEPTEMBER 30, 2023

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

The Initial Shareholders have agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Extension (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account and not previously released to pay taxes, divided by the number of then issued and outstanding Public Shares.

The Company initially had until June 3, 2023 to consummate a Business Combination (the “Initial Combination Period”). However, if the Company has not completed a Business Combination within the Extension, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board (as defined below), liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Extension.

On May 25, 2023, the Company held an extraordinary general meeting of shareholders (the “EGM”), where shareholders approved, among other things, an amendment to the Charter to extend the date by which the Company must consummate a Business Combination from June 3, 2023 to September 3, 2023 (the “Extended Date”) and to allow the Company, without another shareholder vote, by resolution of the board of directors (the “Board”) of the Company, to elect to further extend the Extended Date in one-month increments up to eighteen (18) additional times, or a total of up to twenty-one (21) months after the Initial Combination Period, until up to March 3, 2025 (the “Extension”). The Company’s shareholders also approved a proposal to amend the Charter to eliminate (i) the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (ii) the limitation that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such business combination. The Company’s shareholders also approved a proposal to provide for the right of a holder of the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Shares”), to convert such shares into Class A Ordinary Shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holder. Under Cayman Islands law, the amendments to the Charter took effect upon approval of the Extension. In connection with the EGM, shareholders holding an aggregate of 15,799,245 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.62 per share, for an aggregate redemption amount of approximately $167,831,206.

On September 13, 2023, the Company caused to be deposited an additional $140,000 into the Company’s Trust Account in connection with the approval by the Board of an extension of the date by which the Company must consummate a Business Combination by an additional month, from September 3, 2023 to October 3, 2023, the first of 18 potential one-month extensions available to the Company.

As previously disclosed, the Company’s Amended and Restated Memorandum and Articles of Association, as amended, provides the Company the right to extend such date up to eighteen times for an additional one month each time to up to March 3, 2025, by resolution of the Board.

The Initial Shareholders have agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Extension. However, if the Initial Shareholders or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Extension. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Extension, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Liquidity and Going Concern

As of September 30, 2023, the Company had cash of $624,847, and a working capital deficit of $3,244,293.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 3, 2023, or March 3, 2025, if the Company, without shareholder approval, elects to further extend such deadline, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 3, 2023 or March 3, 2025, if the Company, without shareholder approval, elects to further extend such deadline.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

SEPTEMBER 30, 2023

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

Cash and Cash Equivalents

As of September 30, 2023, and December 31, 2022, the Company had cash of $624,847 and $319,201, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.

Investments Held in Trust Account

At September 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of issuance costs of temporary equity at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrant issuance costs are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The fair value of the Public Warrants has been estimated using its quoted market price as of September 30, 2023. As the Company’s warrants meet the criteria for equity classification, the Company has accounted for the warrants as equity classified.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

In connection with the EGM, shareholders holding 15,799,245 Class A Ordinary Shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $167.8 million (approximately $10.62 per ordinary share) was removed from the Trust Account to pay such holders and approximately $65.7 million remained in the Trust Account. Following redemptions, the Company had 6,210,718 Class A Ordinary Shares outstanding.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Ordinary Shares to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Increases or decreases in the carrying amount of redeemable Class A Ordinary Shares are affected by charges against additional paid-in capital and accumulated deficit.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

At September 30, 2023 and December 31, 2022, the Class A Ordinary Shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$220,099,630
Less:
Proceeds allocated to Public Warrants	(5,942,690)
Class A Ordinary Shares issuance costs	(10,393,817)
Plus:
Accretion of Class A Ordinary Shares subject to possible redemption	26,186,866
Class A Ordinary Shares subject to possible redemption, at redemption value, December 31, 2022	229,949,989
Plus:
Accretion of Class A Ordinary Shares subject to possible redemption	2,430,776
Class A Ordinary Shares subject to possible redemption, at redemption value, March 31, 2023	232,380,765
Less:
Redemption of shares	(167,831,206)
Plus:
Accretion of Class A Ordinary Shares subject to possible redemption	2,382,830
Class A Ordinary Shares subject to possible redemption, at redemption value, June 30, 2023	66,932,389
Plus:
Accretion of Class A Ordinary Shares subject to possible redemption	1,005,386
Class A Ordinary Shares subject to possible redemption, at redemption value, September 30, 2023	$67,937,775

Income Taxes

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and ordinary disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the loss of the Company. Accretion associated with the redeemable shares of Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,939,643 Class A Ordinary Shares in the aggregate. As of September 30, 2023 and December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$333,922	$295,844	$88,394	$22,099	$2,923,218	$1,067,689	$(79,779)	$(25,282)
Denominator:
Basic and diluted weighted average shares outstanding	6,210,718	5,502,491	22,009,963	5,502,490	15,065,240	5,502,491	16,974,551	5,379,169
Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$0.00	$0.00	$0.19	$0.19	$(0.00)	$(0.00)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2023.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor, together with Valuence Partners LP, an investment fund affiliated with the Sponsor, purchased an aggregate of 6,666,667 Private Placement Warrants, consisting of 2,666,667 Private Placement Warrants to VMCA Sponsor, LLC (f/k/a Valuence Capital, LLC) (the “Sponsor”) and 4,000,000 Private Placement Warrants to Valuence Partners LP, at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $10,000,000. On March 8, 2022, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional 267,995 Private Placement Warrants to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $401,993. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Extension, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On October 4, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 Class B Ordinary Shares (the “Founder Shares”). The Founder Shares included an aggregate of up to 750,000 shares that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming each of the Sponsor and Valuence Partners LP did not purchase any Public Shares in the Initial Public Offering). Simultaneously with the closing of the Initial Public Offering, the Sponsor transferred 1,200,000 Founder Shares to Valuence Partners LP, an investment fund affiliated with the Sponsor. As a result of the underwriters’ election to partially exercise their over-allotment option on March 8, 2022, a total of 502,490 Founder Shares are no longer subject to forfeiture and up to 247,510 shares of Class B Ordinary Shares remained subject to forfeiture. As of April 14, 2022, the underwriters’ over-allotment option expired, and therefore, the 247,510 remaining Class B Ordinary Shares subject to forfeiture expired.

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

On June 5, 2023, the Company issued a promissory note (the “Sponsor Convertible Promissory Note”) in the principal amount of up to $613,207.55 to the Sponsor for working capital requirements and payment of certain expenses in connection the Company’s Business Combination. The Sponsor Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the Sponsor Convertible Promissory Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants, each exercisable for one Class A Share of the Company (the “Conversion Warrants”), equal to (x) the portion of the principal amount of the Sponsor Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Sponsor Convertible Promissory Note was accounted for using the bifurcation method and was determined that the conversion feature had no value and was recorded at par value. As of September 30, 2023, $172,714 is outstanding under the Sponsor Convertible Promissory Note, with $440,494 remaining.

Also on June 5, 2023, the Company issued an unsecured convertible promissory note to Valuence Partners LP, an affiliate of the Sponsor (the “VP Convertible Promissory Note”), pursuant to which the Company may borrow up to an aggregate maximum amount of $1,650,943. The VP Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the VP Convertible Promissory Note, Valuence Partners LP may elect to convert all or any portion of the unpaid principal balance into that number of warrants, each exercisable for one Class A Share of the Company, equal to (x) the portion of the principal amount of the VP Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The aggregate amount convertible into Conversion Warrants pursuant to the Sponsor Convertible Note and the VP Convertible Promissory Note shall not exceed $1,500,000. The VP Convertible Promissory Note was accounted for using the bifurcation method, and was determined that the conversion feature had no value and was recorded at par value. As of September 30, 2023, $1,285,246 has been borrowed against VP Convertible Promissory Note, with $365,697 remaining.

Advance from Related Party

On March 7, 2022, in connection with the unexercised Over-Allotment options, Carnegie Park Capital agreed for the Company to retain the residual $198,384 in the form of an advance to be repaid by the earlier of December 3, 2023, or the Business Combination. At September 30, 2023 and December 31, 2022, advance from related parties totaled $198,384.

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

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Registration Rights

Pursuant to a registration rights agreement entered into on February 28, 2022, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans) will be entitled to registration rights. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. At September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 180,000,000 Class A Ordinary Shares, with a par value of $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 6,210,718 and 22,009,963 Class A Ordinary Shares issued and outstanding, which are presented in temporary equity, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B Ordinary Shares, with a par value of $0.0001 per share. Holders of the Class B Ordinary Shares are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 5,502,490 Class B Ordinary Shares issued and outstanding. The founder shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On March 8, 2022, the underwriters partially exercised their over-allotment option resulting in 502,490 Class B Ordinary Shares no longer subject to forfeiture. On April 14, 2022, the over-allotment option expired, and 247,510 Class B Ordinary Shares were forfeited.

Holders of Class A Ordinary Shares and Class B Ordinary Shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law.

The Class B Ordinary Shares will automatically convert into Class A Ordinary Shares at the time of a Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A Ordinary Shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any forward purchases securities and Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, deemed issued, or to be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates, Valuence Partners LP or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B Ordinary Shares convert into Class A Ordinary Shares at a rate of less than one to one.

Warrants — At September 30, 2023 and December 31, 2022, there were 11,004,981 Public Warrants and 6,934,662 Private Placement Warrants outstanding and no Public Warrants and Private Placement Warrants outstanding, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Extension and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

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

SEPTEMBER 30, 2023

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on an entity’s assessment of the assumptions that market participants would use in pricing the asset or liability.

At September 30, 2023, assets held in the Trust Account were comprised of $67,937,775 in money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2023, the Company has withdrawn $167,831,206 on the Trust Account in connection with redemption.

At December 31, 2022, assets held in the Trust Account were comprised of $229,949,989 in money market funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2022, the Company has not withdrawn interest earned on the Trust Account to pay for its tax obligations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023	December 31, 2022
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$67,937,775	$229,949,989

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheets date up to the date that the unaudited condensed financial statements were issued. Based upon this review the Company identified any subsequent events, as stated below, that require adjustment or disclosure in the unaudited condensed financial statements.

On October 3, 2023, the Company caused to be deposited an additional $140,000 into the Company’s Trust Account in connection with the approval by the Board of an extension of the date by which the Company must consummate a Business Combination by an additional month, from October 3, 2023 to November 3, 2023, the second of 18 potential one-month extensions available to the Company.

On November 3, 2023, the Company caused to be deposited an additional $140,000, into the Company’s Trust Account in connection with the approval by the Board of an extension of the date by which the Company must consummate a Business Combination by an additional month, from November 3, 2023 to December 3, 2023, the third of 18 potential one-month extensions available to the Company.

As previously disclosed, the Company’s Amended and Restated Memorandum and Articles of Association, as amended, provides the Company the right to extend such date up to eighteen times for an additional one month each time to up to March 3, 2025, by resolution of the Board.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on August 27, 2021. We were incorporated for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more businesses that we have not yet identified (a “Business Combination”).

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

As of September 30, 2023, we have not commenced any operations. All activity through September 30, 2023 relates to our formation and the initial public offering (the “IPO”). We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account (defined below).

For the three months ended September 30, 2023, we had a net income of $629,766, which consisted of interest earned on marketable securities held in trust account of $865,387, offset by general and administrative expenses of $235,620.

For the nine months ended September 30, 2023, we had a net income of $3,990,907, which consisted of interest earned on marketable securities held in trust account of $5,258,993, offset by general and administrative expenses of $1,268,085.

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

Liquidity and Going Concern

The registration statement for our IPO (the “Registration Statement”) was declared effective on February 28, 2022. On March 3, 2022, we consummated the sale of 20,000,000 units (“Units”). On March 4, 2022 the underwriters of the IPO partially exercised their over-allotment option (the “Over-Allotment Option”) and, in connection therewith, on March 8, 2022 we consummated the issuance and sale of an additional 2,009,963 Units. Each Unit consists of one Class A ordinary shares (the “Class A Ordinary Shares”), par value $0.0001 per share (the “Public Shares”), and one-half of one redeemable warrant. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $220,099,630.

Simultaneously with the closing of the IPO, we consummated the sale of 6,666,667 warrants (“Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant in a private placement, consisting of 2,666,667 Private Placement Warrants to our sponsor, VMCA Sponsor, LLC (f/k/a Valuence Capital, LLC) (the “Sponsor”) and 4,000,000 Private Placement Warrants to Valuence Partners LP, generating gross proceeds of $10,000,000, which is described in Note 4.

Simultaneously with the exercise of the over-allotment, we consummated the Private Placement of an additional 267,995 Private Placement Warrants to the Sponsor, generating gross proceeds of $401,993.

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

Following the closing of the IPO and partial exercise of the over-allotment, $226,702,619 ($10.30 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in a trust account (“Trust Account”) and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

In connection with Extension, as described below, shareholders holding an aggregate of 15,799,245 Class A Ordinary Shares properly exercised their right to redeem their shares for $167,831,206. After the satisfaction of such redemptions, the balance in our trust account was approximately $65.7 million.

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

As of September 30, 2023, we had cash of $624,847 and a working capital deficit of $3,244,293. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until December 3, 2023, or March 3, 2025, if we, without shareholder approval, elect to further extend such deadline, to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 3, 2023, or March 3, 2025, if we, without shareholder approval, elects to further extend such deadline. Based on the foregoing, management believes that we will not have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. However, the Working Capital Loans, as defined in Note 5, will provide additional flexibility to continue our identification and pursuit of potential business combination targets. Over this time period, we will be using available funds, including those from the Working Capital Loans, for the purpose of paying existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Extraordinary General Meeting of the Shareholders

On May 25, 2023, we held the Extraordinary General Meeting (the “EGM”), pursuant to which our shareholders approved a proposal to amend the Charter to extend the date by which we must consummate a Business Combination from June 3, 2023 (the “Initial Combination Period) to September 3, 2023 (the “Extended Date”) and to allow us, without another shareholder vote, by resolution of our board of directors (the “Board”), to elect to further extend the Extended Date in one-month increments up to eighteen (18) additional times, or a total of up to twenty-one (21) months after the Initial Combination Period, until up to March 3, 2025 (the “Extension”). Our shareholders also approved a proposal to amend the Charter to eliminate (i) the limitation that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 and (ii) the limitation that we shall not consummate a business combination unless we have net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such business combination. Our shareholders also approved the a proposal to provide for the right of a holder of our Class B Ordinary Shares, to convert such shares into Class A Ordinary Shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holder. Under Cayman Islands law, the amendments to the Charter took effect upon approval of the Extension. In connection with the EGM, shareholders holding an aggregate of 15,799,245 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.62 per share, for an aggregate amount of approximately $167,831,206.

On September 13, 2023, we caused to be deposited an additional $140,000 into our trust account in connection with the approval by the Board of an extension of the date by which we must consummate a Business Combination by an additional month, from September 3, 2023, to October 3, 2023, the first of 18 potential one-month extensions available to us.

As previously disclosed, our Amended and Restated Memorandum and Articles of Association, as amended, provides us the right to extend such date up to eighteen times for an additional one month each time to up to March 3, 2025, by resolution of the Board.

Convertible Promissory Notes

On June 5, 2023, we issued a promissory note (the “Sponsor Convertible Promissory Note”) in the principal amount of up to $613,207.55 to the Sponsor for working capital requirements and payment of certain expenses in connection the Business Combination. The Sponsor Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the Sponsor Convertible Promissory Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants, each exercisable for one Class A Share of the Company (the “Conversion Warrants”), equal to (x) the portion of the principal amount of the Sponsor Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. As of September 30, 2023, $172,714 is outstanding under the Sponsor Convertible Promissory Note, with $440,494 remaining.

Also on June 5, 2023, we issued an unsecured convertible promissory note to Valuence Partners LP, an affiliate of the Sponsor (the “VP Convertible Promissory Note”), pursuant to which we may borrow up to an aggregate maximum amount of $1,650,943.40. The VP Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the VP Convertible Promissory Note, Valuence Partners LP may elect to convert all or any portion of the unpaid principal balance into that number of warrants, each exercisable for one Class A Share of the Company, equal to (x) the portion of the principal amount of the VP Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The aggregate amount convertible into Conversion Warrants pursuant to the Sponsor Convertible Note and the VP Convertible Promissory Note shall not exceed $1,500,000. As of September 30, 2023, $1,285,246 has been borrowed against VP Convertible Promissory Note, with $214,754 remaining.

The foregoing description of the Convertible Promissory Notes does not purport to be complete and is qualified in its entirety by reference to the complete text of the Convertible Promissory Notes, which are filed hereto as Exhibits 10.3 and 10.4.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The underwriters are entitled to a deferred underwriting commissions of $0.35 per unit, or $8,105,480 from the closing of the IPO. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely if we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Form 10-Q for the quarterly period ended September 30, 2023, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

PART III - SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALUENCE MERGER CORP. I

Date: November 14, 2023	By:	/s/ Sung Yoon Woo
	Name:	Sung Yoon Woo
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Sungwoo (Andrew) Hyung
	Name:	Sungwoo (Andrew) Hyung
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

