Form 10-K
period 2023-12-31
Valuence Merger Corp. I
filed 2024-03-29
CIK 1892747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2023, the last business day of the Company’s most recently completed second fiscal quarter was $66,516,789.78 based on the closing sales price of the Company’s Class A ordinary shares on such date, as reported on The Nasdaq Global Market.

As of March 28, 2024 the Registrant had 6,210,718 of its Class A ordinary shares, $0.0001 par value per share, and 5,502,490 of its Class B ordinary shares, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS and risk factor summary

Certain statements in this Annual Report on Form 10-K (this “Annual Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial Business Combination;

●	our expectations around the performance of any prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

●

If we seek shareholder approval of our initial Business Combination, our initial shareholders, officers and directors have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote. In addition, our initial shareholders hold substantial interest in us and, as a result, may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

●	The ability of our Public Shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

●	The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

●	The requirement that we complete our initial Business Combination within the prescribed time frame under our amended and restated memorandum and articles of association may give potential target businesses leverage over us in negotiating a Business Combination and may decrease our ability to conduct due diligence on potential Business Combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

●	We may not be able to complete our initial Business Combination within the prescribed time frame and/or we may not elect to further extend our Combination Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Shareholders may, based on estimates as of December 31, 2023, receive approximately $11.17 per share, or less than such amount in certain circumstances, and there will be no liquidating distributions with respect to our warrants.

●	Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict.

●	If we seek shareholder approval of our initial Business Combination, our Sponsor, directors and officers and their affiliates may elect to purchase Public Shares or Public Warrants from shareholders, which may reduce the public “float” of the Class A ordinary shares and Public Warrants.

●	If a shareholder fails to receive notice of our offer to redeem its Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares or Public Warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for Business Combination opportunities due to the number of special purpose acquisition companies evaluating targets increasing, it may increase the cost of our initial Business Combination or could even result in our inability to consummate our initial Business Combination. If we are unable to complete our initial Business Combination within the Combination Period under our amended and restated memorandum and articles of association, our Public Shareholders may, based on estimates as of December 31, 2023, receive approximately $11.17 per share, or less in certain circumstances, in connection with the liquidation of our Trust Account, and there will be no liquidating distributions with respect to our warrants.

●	Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in us.

●	We may reincorporate in another jurisdiction in connection with our initial Business Combination and such reincorporation may result in taxes imposed on shareholders.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination or force us to abandon our efforts to complete an initial Business Combination.

●	We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial Business Combination by the Combination Period. As such, there is a risk that we will be unable to continue as a going concern if liquidity needs arise or if we do not consummate an initial Business Combination by the applicable deadline. If we are unable to effect our initial Business Combination by the deadline, we will be forced to liquidate.

PART I

References in this Annual Report to “we,” “us” or the “Company” refer to Valuence Merger Corp. I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to VMCA Sponsor, LLC, a Cayman Islands limited liability company. References to our “initial shareholders” refer to the holders of founder shares.

ITEM 1. BUSINESS.

Introduction

The Company is a blank check company incorporated as a Cayman Islands exempted company on August 27, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. However, the Company intends to concentrate its efforts in identifying a potential Business Combination target that is based in Asia (excluding China, Hong Kong and Macau) and who is developing breakthrough technology in life sciences and/or advancing a platform for sustainable technology. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from August 27, 2021 (inception) through December 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on February 28, 2022. On March 3, 2022, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”). Each Unit consists of one of the Company’s Class A ordinary shares, par value $0.001 per share (the “Class A ordinary shares”) and one-half of one redeemable warrant (the “Public Warrants”), with each Public Warrant entitling the holder thereof to purchase one Class A ordinary share for an initial exercise price of $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $200,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 6,666,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement, consisting of 2,666,667 Private Placement Warrants sold to the Sponsor and 4,000,000 Private Placement Warrants sold to Valuence Partners LP, an investment fund affiliated with our Sponsor, generating gross proceeds of $10,000,000.

Following the closing of the Initial Public Offering on March 3, 2022, an amount of $206,000,000 ($10.30 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. As further described below, on March 1, 2024, pursuant to the IMTA Amendment (as defined below), the Company instructed Continental Stock Transfer and Trust Company to hold the Trust Account an interest-bearing bank deposit account. As a result, the remaining proceeds from the IPO and sale of Private Placement Warrants are no longer invested in U.S. government securities or money market funds.

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

Prior to the consummation of the Initial Public Offering, on October 4, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares” or the “founder shares”). The founder shares included an aggregate of up to 750,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of founder shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming each of the Sponsor and Valuence Partners LP did not purchase any Public Shares in the Initial Public Offering). Simultaneously with the closing of the Initial Public Offering, the Sponsor transferred 1,200,000 founder shares to Valuence Partners LP, an investment fund affiliated with the Sponsor. As a result of the underwriters’ election to partially exercise their over-allotment option 247,510 Class B ordinary shares were forfeited, resulting in the Sponsor and Valuence Partners LP holding an aggregate of 5,502,490 founder shares.

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, for a per share redemption price payable in cash equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

On May 25, 2023, the Company held an extraordinary general meeting of shareholders (the “EGM”), where shareholders approved, among other things, an amendment to the Company’s memorandum and articles of association to extend the date by which the Company must consummate a Business Combination from June 3, 2023 (the “Initial Combination Period”) to September 3, 2023 (the “Extended Date”) and to allow the Company, without another shareholder vote, by resolution of the Board of Directors of the Company (the “Board of Directors”), to elect to further extend the Extended Date in one-month increments up to eighteen (18) additional times, or a total of up to thirty-six (36) months (each, an “Additional Extended Date”) after the IPO, until up to March 3, 2025 (the “Combination Period”). The Company’s shareholders also approved a proposal to amend the Company’s memorandum and articles of association to eliminate (i) the limitation that the Company may not redeem Public Shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (ii) the limitation that the Company shall not consummate a Business Combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such Business Combination. The Company’s shareholders also approved a proposal to provide for the right of a holder of the Company’s Class B ordinary shares to convert such shares into Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holder.

In connection with the approval of an amendment to the Company’s memorandum and articles of association to extend the Initial Business Combination Period, the Sponsor or its designees is required deposit into the Trust Account as a loan (a “Contribution” and the Sponsor or its designee making such Contribution, a “Contributor”), with respect to the initial extension to the Extended Date, $420,000, and with respect to each subsequent extension to an Additional Extended Date, one business day following the public announcement by the Company disclosing that the Board of Directors has determined to extend the date by which the Company must consummate a Business Combination for an additional month, with respect to the extension to each such Additional Extended Date, an amount equal to $140,000 in accordance with the Combination Period (each date on which a Contribution is to be deposited into the Trust Account, a “Contribution Date”). The maximum aggregate amount of Contributions will be $2,940,000. The Contributions were evidenced by the Sponsor Convertible Promissory Note (as defined below) and VP Convertible Promissory Note (as defined below) to the Contributors (together the “Contribution Notes”) and will be repayable by the Company upon the earlier of (i) the consummation of a Business Combination and (ii) the date of the liquidation of the Company. Such loans may be converted into warrants of the post-Business Combination entity, which shall have terms identical to the Private Placement Warrants, at the option of the Contributors. If the Company does not consummate a Business Combination by the Combination Period, the Contribution Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

As of the date of this Annual Report, the Company, with the approval by the Board of Directors, extended the Initial Combination Period to April 3, 2024 and caused to be deposited an additional $980,000 into our Trust Account.

On June 5, 2023, the Company issued a promissory note (the “Sponsor Convertible Promissory Note”) in the principal amount of up to $613,207 to the Sponsor for working capital requirements and payment of certain expenses in connection the Company’s Business Combination. The Sponsor Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the Sponsor Convertible Promissory Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants, each exercisable for one Class A Share of the Company (the “Conversion Warrants”), equal to (x) the portion of the principal amount of the Sponsor Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. As of December 31, 2023, $613,207 is outstanding under the Sponsor Convertible Promissory Note.

Also on June 5, 2023, the Company issued an unsecured convertible promissory note to Valuence Partners LP, an affiliate of the Sponsor (the “VP Convertible Promissory Note”), pursuant to which the Company may borrow up to an aggregate maximum amount of $1,650,943. The VP Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the VP Convertible Promissory Note, Valuence Partners LP may elect to convert all or any portion of the unpaid principal balance into that number of warrants, each exercisable for one Class A Share of the Company, equal to (x) the portion of the principal amount of the VP Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The aggregate amount convertible into Conversion Warrants pursuant to the Sponsor Convertible Promissory Note and the VP Convertible Promissory Note shall not exceed $1,500,000. As of December 31, 2023, $1,650,941 has been borrowed against VP Convertible Promissory Note.

On June 14, 2023, the Staff of the Listing Qualifications Department of The Nasdaq Stock Market, LLC (“Nasdaq”) notified the Company that the Company was not in compliance with Nasdaq’s minimum $1,000,000 aggregate market value of warrants requirement set forth in Listing Rule 5452(b)(C). Based on Nasdaq’s further review and materials submitted by the Company to Nasdaq on July 19, 2023 and August 23, 2023, Nasdaq granted the Company an extension to December 11, 2023 to regain compliance with Listing Rule 5452(b)(C). For more information, see “Item 1A. Risk Factors – Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions” elsewhere in this Annual Report.

On March 1, 2024, the Company entered into amendment no. 1 (the “IMTA Amendment”) to the Investment Management Trust Agreement (the “IMTA”) with Continental Stock Transfer & Trust Company, as trustee. Pursuant to the IMTA Amendment, Section 1(c) of the IMTA was amended to provide that the trustee may, at the direction of the Company (i) hold funds uninvested, (ii) hold funds in an interest-bearing or non-interest bearing bank demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by the trustee that is reasonably satisfactory to the Company, or (iii) invest and reinvest the Property (as defined in the IMTA) in solely United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act (or any successor rule), which invest only in direct U.S. government treasury obligations, as determined by the Company. On the same day, pursuant to the IMTA Amendment, the Company instructed Continental Stock Transfer and Trust Company to hold the Trust Account in an interest-bearing bank deposit account. As a result, the remaining proceeds from the IPO and sale of Private Placement Warrants are no longer invested in U.S. government securities or money market funds.

Management Team

Our management team is led by Sung Yoon Woo, Chief Executive Officer and Director; Sungwoo (Andrew) Hyung, Chief Financial Officer and Director; Sungsik (Sung) Lee, President; and Dr. Gene Young Cho, Chief Operating Officer.

Sung Yoon Woo, Chief Executive Officer and Director, is an investor with a track record and experience in strategic acquisitions, corporate divestitures, recapitalizations, and growth equity. Mr. Woo is the Founder and CEO of Credian Partners, a private equity firm based in South Korea. During his nearly 20 year investment career, Mr. Woo has led over $4 billion in transactions and invested over $3 billion. Prior to founding Credian Partners, Mr. Woo was at Russell Investments, where he advised the National Pension Service of Korea, the third-largest pension fund in the world by total assets, the Bank of Korea, and Korea Investment Corporation, a sovereign wealth fund, among other clients on their global portfolio. Prior to Russell Investments, Mr. Woo was a team head of the private equity arm of Mirae Asset Global Investments, one of the largest asset management funds in South Korea, where he led various domestic and cross-border transactions. While at Mirae Asset Financial Group (“Mirae Asset”), Mr. Woo led the acquisition of Acushnet Company, the parent company of Titleist and FootJoy, for $1.2 billion, representing an internal rate of return of approximately 12.5%. Not only has this transaction won awards in South Korea, but it is also notable as a key transaction that helped pave the way for the proliferation of private equity transactions in the country. Prior to Mirae Asset, Mr. Woo was in the investment banking department of KB Kookmin Bank, the largest retail bank in Korea, where he led multiple transactions with large Korean conglomerates. Mr. Woo received his LL.B. from Yonsei University where he was awarded the Buphyun Scholarship and M.B.A. from Cornell University.

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

Business Strategy

Our business strategy is to identify, acquire, and maximize the value of a target operating in Asia, excluding China, Hong Kong and Macau, with a focus on either life sciences or sustainable technology – a target who can benefit from (i) our geographic understanding of both Asia and North America, (ii) the financial and operational experience of our management team and the Board of Directors, (iii) additional capital to fund its strategic objectives, and (iv) access to public securities markets.

Our target selection process is expected to leverage our management team’s network of potential transaction sources, ranging from owners and directors of private and public companies, private equity funds, investment bankers, lenders, attorneys, accountants, and other trusted advisors across various sectors. Over the course of their careers, the members of our management team and Board of Directors have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of merger opportunities. We plan to utilize the network and industry experience of our management team and Board of Directors in seeking an initial Business Combination and employing our strategy.

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

Opportunities in Asia (Excluding China, Hong Kong and Macau)

Asia remains a largely underdeveloped market with high potential and untiring endeavor of innovation, but with limited access to global capital today. We believe that there are enormous opportunities to bring privately held companies in Asia (excluding China, Hong Kong and Macau) to the U.S. capital markets and accelerate the growth of the businesses, particularly in the aforementioned areas, which we aim to capture and realize through a Business Combination. According to the International Monetary Fund, Asia accounted for 30.6% of global GDP in terms of purchasing parity in 2000, and reached 44.6% in 2020, and according to McKinsey, as of the time of our IPO it was on track to exceed 50% by 2040. This growth is driven by rapid technology innovation and digital transformation, infrastructure development, population growth with greater literacy, and new consumer profiles with an ever-expanding middle-class, among others.

Asian businesses have risen rapidly to have global prominence over the past few decades. At the time of our IPO, the region comprised 43% of the world’s 5,000 largest companies by revenue according to McKinsey and 36% of global unicorns by valuation according to PitchBook. However, both private and public investments have not been allocated accordingly with Asia lagging far behind their overseas peers. As of December 31, 2020, all public companies listed on the Asian exchanges collectively constituted 34.7% of the global market capitalization, whereas the U.S. exchanges alone represented 43.5%. In addition, despite its broader index underperforming, public companies in emerging Asia Pacific markets (“EM”) in our core sectors have outperformed that of their peers in the global developed markets (“DM”), as evidenced by the 12-month average return of FTSE indices exhibiting Asia Pacific EM’s outperformance over Global DM for the 17 consecutive months prior to our IPO in the Pharmaceuticals and Biotechnology sector and for the 4 consecutive months prior to the IPO in the Alternative Energy sector.

We believe listing an Asian (excluding China, Hong Kong and Macau) company on a major U.S. exchange could lead to even greater performance than listing on an Asian exchange, potentially due to access to a global investor base, brand awareness to global partners and customers, and potential opportunities for global expansion of the post-merger operations. Most importantly, we believe that our management team and board members have the in-house capabilities and connectivity in Asia that will enable us to engage with a target in a culturally sensitive manner, establish a trusted dialogue, cooperate throughout the de-SPAC process, and provide continued support beyond the Business Combination. Additionally, as of the time of our IPO, we were one of three SPACs with explicit focus on a potential target domiciled in Asia (excluding China, Hong Kong, and Macau), and we believe we are the only SPAC with our explicit geographical and industry focus. We will not pursue or consummate our initial Business Combination with any entity with its principal business operations in China, Hong Kong or Macau.

In Asia, businesses have been growing rapidly in the broad sustainable technology market including renewable energy, advanced transportation, digital transformation, clean industrial process, new materials, and advanced healthcare, along with significant growth in clean technology adoption. For example, South Korean entities issued an aggregate of $50.8 billion in ESG bonds in 2020, and Japan’s total sustainable investment increased to $2.9 trillion in 2020, a 32% growth since 2018. We believe the accelerating momentum of sustainability in Asia will likely reshape the startup ecosystems, preparing many privately held companies for the natural path to becoming a scalable, publicly traded company.

Breakthrough technology in life sciences

There is an increasing focus on the importance of healthcare innovation including the development of novel therapeutics and health technologies in many developed countries due to a growing aging population. This was further exacerbated by the COVID-19 pandemic. Several Asian countries are experiencing significant aging populations (e.g., South Korea, Japan, Singapore, Indonesia, and Malaysia) and have begun to address the challenges of an aging society through investments in research and development (“R&D”), especially around healthcare and medicine. Moreover, we observed prior to our IPO that governments such as South Korea, Japan, and Singapore are driving growth and accelerating R&D in technologies focused on pharmaceuticals, medical devices, and AI tools to support healthcare. Overall, we believe these trends are driving the emergence of many attractive opportunities for investment in the space.

Within biopharmaceuticals, the therapeutic areas of oncology, cardiology, infectious disease, immunology, and chronic disease such as obesity and diabetes, continue to lead the market in terms of drug sales. We aim to examine these therapeutic areas as well as other areas of high growth potential due to the significant aging population, especially in Alzheimer’s and other chronic diseases (e.g., fatty liver disease, chronic kidney disease, idiopathic pulmonary fibrosis, etc.). In oncology, we believe that there are numerous attractive opportunities around antibody drug conjugates, novel mechanisms and targets around protein degradation, and immunotherapies including cancer vaccines, particularly with the success of mRNA vaccines for COVID-19 validating their potential for safety and efficacy. However, we also believe that there are other potential attractive targets in oncology - one such example includes the growing areas of development around fatty acid synthase (FASN) inhibitors and epigenetic regulators (e.g., PRMT5, METTL3, HDACs).

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

Advancing a platform for sustainable technology

The 2021 Intergovernmental Panel on Climate Change (IPCC) report on the scientific assessment of climate change, which was signed off by 195 member governments spells out the stakes we are up against and why we have no time to waste in taking drastic steps to build a green economy. According to the IPCC report, global temperatures will increase to 1.5 degrees Celsius above pre-industrial level climates by 2040. Staying below this critical 1.5 degrees Celsius threshold would reduce the odds of initiating the most dangerous and irreversible effects of climate change. This alarming forecast has made it critical to focus on ambitious mitigation to limit warming to below 1.5 degrees Celsius by 2040 through commitments from corporations and investors. Based on the additional data gathered since the prior assessment in 2013, the report has established an ‘unequivocal’ link between human activity and global warming. The report also flags changes in the ocean, ice sheets and global sea level, due to past and future greenhouse gas emissions are “irreversible for centuries to millennia.” We believe that this problem is big enough for multiple innovations and technologies to co-exist. Decarbonizing the global economy and shifting to clean energy is not an easy task, but our management team believes that there will be an increasing number of companies focused on technology aimed at accelerating the sustainable transition, as well as larger funding to fight the climate crisis.

Our goals around sustainable technology focus on businesses that are developing and advancing a platform for clean technology, including, but not limited to, advanced transportation, industrial Internet of Things (“IoT”) and software, energy efficiency, sustainable agriculture and materials, renewable energy, and environmental services and technologies that are poised to play a significant role in decarbonization and sustainable transition.

Finally, at the intersection of life sciences and sustainable technology are areas around synthetic biology. This emerging area will continue to pave the future of many sectors including biopharmaceutical manufacturing, agriculture/food technologies, as well as energy / renewable fuels. Attractive opportunities exist in companies that can truly understand and harness the capabilities of cells and bioprocesses to optimize and make efficient production processes across these sectors.

Our team believes that we have the right in-house capabilities, sector expertise, and connectivity to identify and consummate a potential Business Combination in our target geography within the aforementioned sectors.

Collaborative Sourcing and Diligence Process

Our sourcing process is expected to be enhanced by our collaboration with CrystalBioSciences Co., Ltd, a South Korean venture capital firm (“CBS”), Credian Partners Inc., a private equity firm based in South Korea (“Credian”), and Quantum Leaps Corporation, a Japan-based consulting firm (“Quantum Leaps”). We will make the best use of the unique sourcing and analytics capabilities of CBS, Credian, and Quantum Leaps, leveraging a team of 12 professionals to support us in the identification and diligence of potential targets for our initial Business Combination.

CBS and its management team has participated in 15 strategic investments, including transactions completed through its parent CrystalGenomics, Inc., a South Korean commercial-stage biopharmaceutical company (“CrystalGenomics”), and CBS has a deep bench of professionals that has the ability to scope promising and scalable technologies. Credian also brings extensive sourcing capabilities that has led to a strong track record with 21.5% cumulative IRR since inception to the consummation of the IPO.

Furthermore, we will leverage Quantum Leaps to extend our sourcing and due diligence capabilities by working closely with them to strengthen our connectivity within Japan and its current network.

In addition to our internal proprietary sourcing process, collaboration with CBS, Credian, and Quantum Leaps, our sourcing efforts are expected to be further supported by our board members.

Extensive Diligence and Evaluation

Our selection and diligence process will be supplemented by the management team’s M&A track record. After examining the quality of a potential target’s management team and conducting extensive primary research into such target’s competitive differentiation, market opportunities, product development roadmap, customer traction, sales strategy, and operating model, we expect to produce a range of scenarios with a high level of quantitative rigor and attach strong supporting evidence for the assumptions driving each scenario. We believe this deeper understanding of how the story is quantified into future growth and profitability is expected to help a potential target to achieve a successful public listing, make better strategic decisions over time, and enable such target to better understand the elements required to deliver strong shareholder returns.

Experienced Team and Board of Directors

We believe our Board of Directors and management team bring diverse added value to potential targets in growth disciplines, such as talent recruiting, international expansion, capital formation, public offering preparation, and other topics that drive growth and expansion. We have assembled a diverse Board of Directors with our potential future target in mind, with the expectation that such target may require us for different types of advice and assistance during our tenure as their investor and Business Combination partner.

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

Our Investment Criteria

We believe our aforementioned geography and target sectors will thrive regardless of the business cycle. Within these sectors, we intend to focus on late stage, public market ready companies that have the potential to scale globally in the near-term. We have identified the following attributes and guidelines to evaluate prospective targets. We may decide, however, to enter into our initial Business Combination with one or more target businesses that do not meet these criteria and guidelines, including the geographical location. We intend to pursue an initial Business Combination with companies whose principal business operations are based in Asia (excluding China, Hong Kong and Macau) and have the following characteristics:

●	Differentiated Technology: We favor businesses that have a clear comparative advantage and deep competitive moats. Often innovation results in category creation or exposing consumer demand or use cases that were previously unrecognized. In other cases, technology and process improvements can lead to better, faster, more efficient, or more powerful results. The ability to continuously innovate is key to successful product development, growth, profitability, and continual extension of the competitive moat.

●	Large and Attractive Addressable Market: Large and growing addressable markets, ideally in segments which have growth and profitability dynamics that are not limited to specific geography, are most attractive to us. We favor businesses which already have a strong position in at least one initial geography or market segment with a clear expansion path for the global market.

●	Scalable and Sustainable Growth: We view long term growth potential as an essential component of value creation. We prefer category leaders with proven business models, an established or near-term leadership position, a strong value proposition, and the proven ability to consistently execute strategic objectives to drive accelerated growth and achieve even more significant degrees of scale.

●	Path to Near-term Profitability: We believe capital efficient growth, attractive margin structure, and a path to sustainable profitability and positive cash flow are the fundamental drivers of long-term investment returns. We place a great deal of emphasis on disciplined cost structure as a precursor to a profitable business model at scale.

●	Experienced Team: We believe strong management teams with strong board governance and controls are critical to long-term success. We expect to partner with a strong leadership team capable of scaling its business globally, achieving sustainable profitability, maintaining a dynamic, inclusive and diverse culture, and adapting to new opportunities and challenges over time.

●	Attractive Valuation: We expect to acquire a business with an aggregate enterprise value between $200 million and $1 billion, determined at the discretion of our management and directors.

●	Clear Benefit as a Public Company: We intend to acquire one or more businesses expected to benefit from being publicly traded and can effectively utilize the broader access to capital and public profile that are associated with being a publicly traded company. These benefits may include increased brand awareness, access to capital markets, and the ability to attract a diverse investor base.

●	Path to Near-term Profitability: We believe capital efficient growth, attractive margin structure, and a path to sustainable profitability and positive cash flow are the fundamental drivers of long-term investment returns: We place a great deal of emphasis on disciplined cost structure as a precursor to a profitable business model at scale.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial Business Combination, which, as discussed in this Annual Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Investors should note with respect to the foregoing examples that past performance of our Sponsor, management team and board members is not a guarantee either (i) of success with respect to any Business Combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial Business Combination. You should not rely on the historical record of our affiliates of our Sponsor’s, management’s or Board of Director’s performance as indicative of our future performance.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable) at the time of our signing a definitive agreement in connection with our initial Business Combination. We refer to this as the 80% of net assets test. If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm. Additionally, pursuant to Nasdaq rules, any initial Business Combination must be approved by a majority of our independent directors. Our amended and restated memorandum and articles of association also provides that any initial Business Combination must be approved by at least 75% of our Board of Directors. We will have until up to March 3, 2025, the end of the Combination Period, to consummate an initial Business Combination or a total of up to thirty-six (36) months after the IPO; provided that we cause to be deposited the Contribution in connection with each Additional Extended Date.

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

Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination. If our securities are de-listed from Nasdaq prior to our initial Business Combination, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on Nasdaq at the time of our initial Business Combination.

Emerging Growth Company; Smaller Reporting Company

We are an “emerging growth company,” as defined in the JOBS Act. Emerging growth companies may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act. Additionally, emerging growth companies are not required to comply with new or revised financial accounting standards until private companies are required to comply. This may make comparability of our financial statements with other public companies impossible. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and no public float or the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30.

Financial Position

As of December 31, 2023, we had funds available for a Business Combination in the amount of $69,402,338, following the redemptions in connection with the extension of the date by which the Company must consummate a Business Combination and 4 months of Contributions, and before payment of $8,105,480 of deferred underwriting fees and other fees and expenses associated with our initial Business Combination. Accordingly, we may be able to complete our initial Business Combination using our cash, or we may use our debt or equity securities, or a combination of the foregoing. We have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations prior to the completion of our initial Business Combination. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the Private Placement Warrants, our shares, debt or a combination of these as the consideration to be paid in our initial Business Combination.

If we pay for our initial Business Combination using equity or debt securities, or we do not use all of the funds released from the Trust Account for payment of the purchase price in connection with our Business Combination or for redemptions or purchases of our ordinary shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes of the post-combination company, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial Business Combination, to fund the purchase of other companies, or for working capital.

We have not identified any acquisition target. Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial Business Combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

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

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Annual Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates CBC, Credian and Quantum Leaps, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction. In no event, however, will our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the Company prior to, or for any services they render in order to effectuate, the completion of our initial Business Combination (regardless of the type of transaction that it is). We may also elect to make payment of customary fees to members of our Board of Directors for director service. Any such payments prior to our initial Business Combination will be made from funds held outside the Trust Account. Other than the foregoing, there will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our Sponsor, officers or directors, or any affiliate of our Sponsor or officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial Business Combination (regardless of the type of transaction that it is).

We are not prohibited from pursuing an initial Business Combination with a target that is affiliated with our Sponsor, officers or directors, or from completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm, that such an initial Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context. Our amended and restated memorandum and articles of association provides that a target will not be deemed an affiliate solely by virtue of ownership by our Sponsor or its affiliates, or any of their or our executive officers or directors, of less than 10% of its ordinary shares, individually or in the aggregate.

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

Permitted Purchases of Our Securities

In the event we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our initial shareholders, directors, officers or advisors, or their respective affiliates, may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. There is no limit on the number of Public Shares or Public Warrants such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares in such transactions. Further, our initial shareholders, directors, officers or advisors, or their respective affiliates will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our Public Shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our initial shareholders, directors, officers or advisors, or their respective affiliates purchase Public Shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their Public Shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Further, to the extent any Public Shares are so purchased by our Sponsor, initial shareholders, directors, officers, advisors or their affiliates, such shares must (a) be purchased at a price no higher than the redemption price paid for our Public Shares, which as of December 31, 2023 was estimated to be $11.17 per share and (b) not be (i) voted by such holders or their respective affiliates in favor of approving the initial Business Combination, or (ii) redeemable by such holders or their respective affiliates. See the risk factor entitled “If we seek shareholder approval of our initial Business Combination, our Sponsor, directors and officers and their affiliates may elect to purchase Public Shares or Public Warrants from shareholders, which may reduce the public “float” of our Class A ordinary shares or Public Warrants” in Item 1A. Risk Factors for additional information.

The purpose of any such purchases of Public Shares could be to satisfy a closing condition in an agreement with a target, such as a business combination agreement, that requires us to have a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or Public Warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding Public Shares, subject to the limitations described herein. The per-share amount we will distribute to investors who properly redeem their Public Shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters of our IPO. The redemption rights include the requirement that a beneficial holder must identify itself in order to validly redeem its Public Shares. Our initial shareholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any Public Shares they may hold in connection with the completion of our initial Business Combination.

Limitations on Redemptions

Our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. Although we have no current plans, we may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following the closing of the IPO, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Further, if we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering (the “Excess Shares”). We believe the restriction described above will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights against a Business Combination if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem to no more than 15% of the shares sold in the Initial Public Offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including all shares held by those shareholders that hold more than 15% of the shares sold in the Initial Public Offering) for or against our initial Business Combination.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under Cayman Islands law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock or capital stock or share purchases would not typically require shareholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by applicable law or stock exchange listing requirement or we choose to seek shareholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq rules.

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

We expect that a final proxy statement would be mailed to Public Shareholders at least 20 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our Public Shareholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek shareholder approval, we will complete our initial Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the Business Combination. In such case, pursuant to the terms of a letter agreement entered into with us, our initial shareholders, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares held by them and any Public Shares purchased during or after the IPO in favor of our initial Business Combination. We expect that at the time of any shareholder vote relating to our initial Business Combination, our initial shareholders and their permitted transferees will own at least 47% of our issued and outstanding ordinary shares entitled to vote thereon, which is the percentage owned by our Sponsor and its affiliates as of December 31, 2023. Each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. Our initial shareholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of a Business Combination.

Redemptions of our Public Shares may be subject to a net tangible asset test or cash requirement pursuant to an agreement relating to our initial Business Combination. For example, the Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Business Combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association initially provided that we would have only 15 months (or up to 18 months or 21 months, as applicable) following the effectiveness of the IPO to consummate our initial Business Combination. However, on May 25, 2023, we held the EGM, where shareholders approved, among other things, an amendment to our amended and restated memorandum and articles of association to extend the date by which the Company must consummate our initial Business Combination from June 3, 2023 to the Extended Date and to allow us, without another shareholder vote, by resolution of the Board of Directors, to elect to further extend the Extended Date with each Additional Extended Date, until up to March 3, 2025, the end of the Combination Period. Our Public Shareholders will not be entitled to vote on, or redeem their shares in connection with, any such Additional Extended Date. In connection with each extension to the Extended Date and any Additional Extended Date, the Sponsor or its designees is required deposit into the Trust Account a Contribution. As of the date of this Annual Report, the Contributors have made an aggregate of $980,000 of Contributions. The maximum aggregate amount of Contributions will be $2,940,000.

If we are unable to complete our initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable) divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants if we fail to complete our initial Business Combination within the Combination Period.

Our initial shareholders, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their founder shares if we fail to complete our initial Business Combination within the Combination Period. However, if our initial shareholders acquire Public Shares after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Our initial shareholders, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (i) that would modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) with respect to the other material provision relating to the rights of holders of Public Shares, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding Public Shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds of our IPO and private placement held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the IPO and the sale of the Private Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution was initially estimated at approximately $10.30. As of December 31, 2023, the per share amount held in our Trust Account is estimated to be approximately $11.17. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims. Accordingly, we cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $11.17.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our initial Business Combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a letter of intent, confidentiality, or other similar agreement for a Business Combination, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and will not apply as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only third parties we currently expect to engage would be vendors such as lawyers, investment bankers, computer or information and technical services providers or prospective target businesses. In the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our Company. None of our directors or officers, nor any of the shareholders, members or managers of the Sponsor, will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

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

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, we cannot assure you we will be able to return the current estimated $11.17 per Public Share to our Public Shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws and/or insolvency laws as a “preferential transfer”, a “fraudulent conveyance”, a “fraud in anticipation of winding up”, a “transaction in fraud of creditors” or a “misconduct in the course of winding up.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our shareholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our Public Shareholders will be entitled to receive funds from the Trust Account only upon the earlier of (i) the redemption of any Public Shares properly tendered in connection with the completion of our initial Business Combination, (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (B) with respect to any other material provision relating to the rights of Public Shareholders and (iii) the redemption of all of our Public Shares if we are unable to complete our initial Business Combination within the Combination Period, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a shareholder’s voting in connection with the Business Combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above.

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

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing 4 Orinda Way, Suite 100D, Orinda, CA 94563 or by telephone at (415) 340-0222 or on our Internet website https://www.valuence cap.com.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected.

RISKS RELATING TO OUR SEARCH FOR, CONSUMMATION OF, OR INABILITY TO CONSUMMATE, A BUSINESS COMBINATION AND POST-BUSINESS COMBINATION RISKS

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated exempted company incorporated under the laws of the Cayman Islands with no operating results, and we will not commence operations until we complete our initial Business Combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. If we fail to complete our initial Business Combination, we will never generate any operating revenues.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a certain amount of cash. If we are unable to complete our initial Business Combination, our Public Shareholders may, based on estimates as of December 31, 2023, receive approximately $11.17 per share, which is based on estimates as of December 31, 2023, on the liquidation of our Trust Account. There will be no redemption rights or liquidating distributions with respect to our warrants.

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

Because of our limited resources and the significant competition for business combination opportunities due to the number of special purpose acquisition companies evaluating targets increasing, it may increase the cost of our initial Business Combination or could even result in our inability to consummate our initial Business Combination. If we are unable to complete our initial Business Combination within the Combination Period under our amended and restated memorandum and articles of association, our Public Shareholders may, based on estimates as of December 31, 2023, receive approximately $11.17 per share, or less in certain circumstances, in connection with the liquidation of our Trust Account, and there will be no liquidating distributions with respect to our warrants.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the Class A ordinary shares redeemed and, in the event we seek shareholder approval of our initial Business Combination, we make purchases of our Class A ordinary shares, the resources available to us for our initial Business Combination may be reduced. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we are unable to complete our initial Business Combination, our Public Shareholders may, based on estimates as of December 31, 2023, receive approximately $11.17 per share (or less in certain circumstances) on the liquidation of our Trust Account. There will be no redemption rights or liquidating distributions with respect to our warrants. In certain circumstances, our Public Shareholders may receive, based on estimates as of December 31, 2023, less than $11.17 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $11.17 per share, which is the estimated per share amount held in our Trust Account as of December 31, 2023” and other risk factors herein.

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

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a certain amount of cash. If too many Public Shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

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

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination within the Combination Period. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of the Combination Period. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial Business Combination within the prescribed time frame and/or we may not elect to further extend our Combination Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Shareholders may, based on estimates as of December 31, 2023, receive approximately $11.17 per share, or less than such amount in certain circumstances, and there will be no liquidating distributions with respect to our warrants.

Our initial shareholders, officers and directors have agreed that we must complete our initial Business Combination within the Combination Period. We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our amended and restated memorandum and articles of association initially provided that we will have only 15 months (or up to 18 months or 21 months, as applicable) following the effectiveness of the IPO to consummate our initial Business Combination. However, on May 25, 2023, we held the EGM, where shareholders approved, among other things, an amendment to our amended and restated memorandum and articles of association to extend the date by which the Company must consummate our initial Business Combination from June 3, 2023 to the Extended Date and to allow us, without another shareholder vote, by resolution of the Board of Directors, to elect to further extend the Extended Date until up to March 3, 2025. The extension to the Extended Date required a $420,000 deposit into the Trust Account by the Contributors and the election to further extend the Extended Date requires us to (i) cause the deposit of $140,000 each month into the Trust Account and (ii) approve the extension by the resolution of the Board of Directors. Our Board of Directors has discretion to decide if we will not further extend the Combination Period.

If we have not completed our initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our Public Shareholders may, based on estimates as of December 31, 2023, receive approximately $11.17 per share. There will be no redemption rights or liquidating distributions with respect to our warrants. In certain circumstances, our Public Shareholders may receive less than $11.17 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $11.17 per share, which is the estimated per share amount held in our Trust Account as of December 31, 2023” and other risk factors herein.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict.

The United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Additionally, in response to Hamas’s attack on southern Israel on October 7, 2023, Israel has launched extensive air strikes against targets in the Gaza Strip and, on October 27, 2023, Israeli military forces launched an invasion of Gaza. The escalation of the Israel-Hamas conflict could cause disruptions to global economic conditions and effect the stability of the Middle East region.

Any such events may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may adversely affect the global economy or capital markets, and the business of any potential target with which we may consummate a Business Combination could be materially and adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

If we seek shareholder approval of our initial Business Combination, our Sponsor, directors and officers and their affiliates may elect to purchase Public Shares or Public Warrants from shareholders, which may reduce the public “float” of the Class A ordinary shares and Public Warrants.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors and officers, and their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market prior to the completion of an initial Business Combination, although they are under no obligation to do so. There is no limit on the number of Public Shares or Public Warrants our Sponsor, the directors and officers, and their affiliates may purchase in such transactions, subject to compliance with applicable law and the Nasdaq rules. Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material non-public information), our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial Business Combination or not redeem their Public Shares. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our Sponsor, directors and officers, and their affiliates purchase Public Shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling Public Shareholders would be required to revoke their prior elections to redeem their Public Shares. The purpose of any such purchases of shares could be to increase the amount of cash at the closing of an initial Business Combination. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such Public Warrant on any matters submitted to the warrant holders for approval in connection with an initial Business Combination. Any such purchases of our securities may result in the completion of an initial Business Combination that may not otherwise have been possible. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of the Public Shares or Public Warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

In the event our Sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares from Public Shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	Our registration statement/proxy statement filed for our Business Combination transaction would disclose the possibility that our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase Public Shares from Public Shareholders outside the redemption process, along with the purpose of such purchases;
●	if our Sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase Public Shares from Public Shareholders, they would do so at a price no higher than the price offered through our redemption process;
●	our registration statement/proxy statement filed for our Business Combination transaction would include a representation that any of our securities purchased by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the Business Combination transaction;
●	our Sponsor, initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and
●	we would disclose in a Form 8-K, before our security holder meeting to approve the Business Combination transaction, the following material items:

○	the amount of our securities purchased outside of the redemption offer by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;
○	the purpose of the purchases by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates;
○	the impact, if any, of the purchases by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the Business Combination transaction will be approved;
○	the identities of our security holders who sold to our Sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, initial shareholders, directors, officers, advisors and their affiliates; and
○	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

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

Our Public Shareholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) the redemption of any Public Shares properly tendered in connection with the completion of our initial Business Combination, (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period, or (B) with respect to any other material provision relating to the rights of Public Shareholders and (iii) the redemption of all of our Public Shares if we are unable to complete our initial Business Combination within the Combination Period, subject to applicable law and as further described herein. In no other circumstances will a Public Shareholder have any right or interest of any kind in the Trust Account. Holders of Public Warrants will not have any right to the proceeds held in the Trust Account with respect to the Public Warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or Public Warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the IPO and the sale of the Private Placement Warrants are intended to be used to complete an initial Business Combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419.

Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419. Moreover, if the IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

If the net proceeds of the IPO and the sale of Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least the Combination Period, we may be unable to complete our initial Business Combination.

As of December 31, 2023, $708,536 was available to us outside the Trust Account to fund our working capital requirements. While we believe that such funds, together with funds available from loans from our Sponsor, its affiliates, or our management team, will be sufficient to allow us to operate for at least the duration of the Combination Period, we cannot assure you that our estimate is accurate and our Sponsor, its affiliates or our management team are under no obligation to loan or advance funds to us. The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the Combination Period, assuming that our initial Business Combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through the IPO and potential loans from certain of our affiliates are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe we have access to capital that will be sufficient to allow us to operate for at least the Combination Period; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial Business Combination, our Public Shareholders may, based on estimates as of December 31, 2023, receive approximately $11.17 per share (or less in certain circumstances) on the liquidation of our Trust Account. There will be no redemption rights or liquidating distributions with respect to our warrants. In certain circumstances, our Public Shareholders may receive less than $11.17 per share on the redemption of their shares.

Subsequent to the completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

While we intend to conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $11.17 per share, which is the estimated per share amount held in our Trust Account as of December 31, 2023.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our initial Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by Public Shareholders could be less than the $11.17 per share currently held in the Trust Account, estimated as of December 31, 2023, due to claims of such creditors.

Pursuant to the letter agreement which is filed as an exhibit to this Annual Report, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor (other than our independent registered accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a letter of intent, confidentiality, or other similar agreement for a Business Combination, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy their indemnity obligations and believe that our Sponsor’s only assets are securities of our Company. Our Sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our Public Shareholders may be reduced below $10.00 per share.

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

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one full year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings in order to appoint directors. Until we hold an annual general meeting, Public Shareholders may not be afforded the opportunity to discuss Company affairs with management. Currently, our initial shareholders own 47% of our issued and outstanding ordinary shares. In addition, prior to our initial Business Combination, only holders of our founder shares, all of which are held by our initial shareholders, will have the right to vote on the appointment of our directors. Our initial shareholders have agreed that, subject to applicable law, neither of our initial shareholders will vote their founder shares to change the size of our Board of Directors or, without the others’ consent, with respect to appointment of directors. As holders of our Class A ordinary shares, our Public Shareholders will not have the right to vote on the appointment of directors prior to consummation of our initial Business Combination. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting As a result, holders of Public Shares will not have any influence over the appointment of directors prior to our initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination or force us to abandon our efforts to complete an initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial Business Combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless it can qualify for an exclusion, a company must ensure that it is engaged primarily in a business other than investing, reinvesting or trading of securities and that its activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

The SEC recently provided guidance that the determination of whether a special purpose acquisition company, like us, is an “investment company” under the Investment Company Act is a facts and circumstances determination requiring individualized analysis and depends on a variety of factors, including a SPAC’s duration, asset composition, business purpose and activities. When applying these factors to us we do not believe that our principal activities will subject us to the Investment Company Act. To this end, the Company was formed for the purpose of completing an initial Business Combination with one or more businesses. Since our inception, our business has been and will continue to be focused on identifying and completing an initial Business Combination, and thereafter, operating the post-transaction business for the long term. Further, we do not plan to buy businesses or assets with a view to resale or profit from their resale and we do not plan to buy unrelated businesses or assets or to be a passive investor. In addition, the proceeds held in the Trust Account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations from the consummation of our IPO until March 1, 2024, when, to mitigate the potential risk that we might be deemed to be an investment company for purposes of the Investment Company Act, the trustee, pursuant to the IMTA Amendment, liquidated such investments and moved the proceeds to an interest-bearing demand deposit account. As a result, the remaining proceeds from the IPO and sale of Private Placement Warrants are no longer invested in U.S. government securities or money market funds. Pursuant to the IMTA, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds in this manner, and by focusing our directors’ and officers’ time toward, and operating our business for the purpose of, acquiring and growing businesses for the long term (rather than buying and selling businesses in the manner of a merchant bank or private equity fund or investing in assets for the purpose of achieving investment returns on such assets), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Further, investing in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. Instead, the Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to the rights of Public Shareholders; or (iii) absent an initial Business Combination within the Combination Period, our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the Public Shares. If we do not invest the proceeds as described above, we may be deemed to be subject to the Investment Company Act.

If we were deemed to be an investment company for purposes of the Investment Company Act, we would need to register as such under the Investment Company Act and compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. We may also be forced to abandon our efforts to complete an initial Business Combination and instead be required to liquidate the Trust Account. In which case, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our securities following such a transaction. For illustrative purposes, in connection with the liquidation of our Trust Account, our Public Shareholders may receive approximately $11.17 per Public Share, which is based on estimates as of December 31, 2023, or less in certain circumstances. There will be no liquidating distributions with respect to our warrants.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although we expect to focus our search for a suitable initial Business Combination with companies that are either developing breakthrough technology in life sciences or advancing a platform for sustainable technology, we may pursue acquisition opportunities in any one of numerous industries, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our Business Combination with another blank check company or similar company with nominal operations. Because we have not yet identified any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’ operations, results of operations, cash flows, liquidity, financial condition or prospects.

To the extent we complete our Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or an early stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a target. Accordingly, any shareholders who choose to remain shareholders following the Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the Business Combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a Business Combination outside of our management’s areas of expertise if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our Company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

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

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meet certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a Business Combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our Public Shareholders do not agree with the transaction and have redeemed their Public Shares or, if we seek shareholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our initial shareholders, directors, officers or advisors, or their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate an initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to further amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the period of time in which it had to consummate a business combination. We cannot assure you that we will not seek to further amend our amended and restated memorandum and articles of association or governing instruments or to further extend the time in which we have to consummate a Business Combination through amending our amended and restated memorandum and articles of association, such actions will require at least a special resolution of our shareholders as a matter of Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the Company, and amending our warrant agreement will require a vote of holders of at least a majority of the number of the then outstanding Public Warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, a majority of the number of the then outstanding Private Placement Warrants (except for provisions of the warrant agreement enabling amendments without shareholder or warrant holder approval that are necessary in the good faith determination of our Board of Directors (taking into account then existing market precedents) to allow for the warrants to be classified as equity in our financial statements). In addition, our amended and restated memorandum and articles of association require us to provide our Public Shareholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete an initial Business Combination within the Combination Period or any further extension or (B) with respect to any other material provisions relating to the rights of Public Shareholders.

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

The provisions of our amended and restated memorandum and articles of association that relate to our pre-initial Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account), may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the IMTA to facilitate the completion of an initial Business Combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-initial business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions, including those related to pre-initial Business Combination activity (including the requirement to deposit proceeds of the IPO and the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to Public Shareholders as described herein and in our amended and restated memorandum and articles of association or an amendment to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated), but excluding the provision of the memorandum and articles of association relating to the appointment of directors, may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the IMTA governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares. As of the date of this Annual Report, our initial shareholders collectively beneficially own approximately 47% of our ordinary shares, and will participate in any such vote. Should our initial shareholders vote all their shares in favor of any such amendment at a meeting at which only the minimum quorum is present (and if the representative shares are voted in favor of the amendment), we would require approximately 2,111,095, or 18%, of the Public Shares issued in the IPO to be voted in favor of any such amendment for its approval. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-initial Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

Although we believe that the net proceeds of the IPO and the sale of the Private Placement Warrants will be sufficient to allow us to complete our initial Business Combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the IPO and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our initial Business Combination, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our initial Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial Business Combination. If we are unable to complete our initial Business Combination, our Public Shareholders may, based on estimates as of December 31, 2023, receive approximately $11.17 per share on the liquidation of our Trust Account. There will be no liquidating distributions with respect to our warrants. In certain circumstances, our Public Shareholders may receive less than $11.17 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $11.17 per share, which is the estimated per share amount held in our Trust Account as of December 31, 2023” and other risk factors below.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our Public Shareholders may, based on estimates as of December 31, 2023 receive approximately $11.17 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and there will be no liquidating distributions with respect to our warrants.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our Public Shareholders may, based on estimates as of December 31, 2023, receive approximately $11.17 per share on the liquidation of our Trust Account. There will be no liquidating distributions with respect to our warrants. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $11.17 per share, which is the estimated per share amount held in our Trust Account as of December 31, 2023” and other risk factors.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the post-transaction company after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial Business Combination.

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

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

Of the net proceeds from the IPO and the sale of the Private Placement Warrants, following redemptions made in connection with our extension, $69,402,338 will be available to complete our Business Combination and pay related fees and expenses (which includes $8,105,480 for the payment of deferred underwriting commissions).

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

Because we intend to seek a Business Combination with a target business or businesses in the healthcare industry and whose principal business operations are based in Asia (excluding China, Hong Kong and Macau), we expect our future operations to be subject to risks associated with this industry.

While we may pursue an acquisition or a target in any business or industry or across any geography, we intend to focus our search for a target business in healthcare industry and with companies whose principal business operations are based in Asia (excluding China, Hong Kong and Macau).

Life science related companies (e.g., healthcare, biopharmaceuticals, and digital health) are typically subject to greater governmental regulation than most other industries whether in the U.S. or global. Industries such as biopharmaceuticals are also the most research-intensive industries. Many of the risks mentioned associated with these industries involve regulation around research and development (R&D) of a product or technical risk factors. For example, a healthcare-related company must receive government approval before introducing new drugs and medical devices or procedures. Drug development and the probability of success through the stages of development are key concerns when considering pharmaceutical companies as most studies show that a drug development program’s probability of success from Phase I trials to U.S. FDA approval was only 9.6% as of the time of our IPO, based on a study from BIO. Any potential regulatory or policy changes can impact such success rates to even lower probabilities. Failure to obtain governmental approval of a key drug or device or other regulatory action could have a material adverse effect on the business of a target company. Such changes may impact the demand for or costs of certain products and services as changes may delay the introduction of these products and services to the marketplace, resulting in increased development costs, delayed cost recovery and loss of competitive advantage to the extent that rival companies have developed competing products or procedures, adversely affecting the company’s revenues and profitability. These types of risks are unique to each company but typically found across most life science focused companies. Other risks can involve other areas of regulatory compliance such as monitoring drug safety even after approval. Finally, expansion of facilities by healthcare related providers is subject to “determinations of need” by the appropriate government authorities. This process not only increases the time and cost involved in these expansions, but also makes expansion plans uncertain, limiting the revenue and profitability growth potential of healthcare related facilities operators There also exists potential regulatory risk due to changes to laws, regulations or interpretations that can cause compliance costs or cause disruptions to companies’ productivity as a business. Overall, these firms are exposed to greater financial risk than other industries and can also be sensitive to policy changes that could potentially affect industry-wide profitability. These risks are considered systematic as policy changes can impact industry-wide R&D spending or go-to-market strategies as well as impact cash flow and product sales. For instance, as of the time of our IPO, governmental budgets across developing countries came under pressure to reduce spending and control healthcare costs, which could both adversely affect regulatory processes and public funding available for healthcare products, services and facilities. These healthcare reforms may institute regulatory mandates and other measures designed to constrain medical costs, including coverage and reimbursement for healthcare services, drugs, or devices. Potential regulatory changes include drug price caps or access and healthcare cost transparency, all of which can potentially become a risk to profitability for these companies. The ultimate effects of healthcare reform or any future legislation, regulation, or healthcare initiatives, if any, on the healthcare sector, whether implemented at the federal or state level or internationally, cannot be predicted with certainty and such reform, legislation, regulation, or initiatives may adversely affect the performance of a potential Business Combination.

Technical expertise is also crucial in the life science industry as the products produced in these sectors are complex - it would take the average investor significant time to understand the factors that affect the product’s chances of success. Even large, well-established financial institutions typically have a poor track record when it comes to forecasting the performance of companies in the biopharmaceuticals or healthcare space. Therefore, technical expertise is crucial in these industries, especially at the management level of companies. There is risk with certain companies in this sector that may not have the right level of technical expertise at the management level or management is valuation-driven with stronger focus on profitability than having the technical expertise of understanding how research findings (e.g., regarding side effects or comparative benefits of one or more particular treatments, services or products) and technological innovation (together with patent expirations) may make any particular treatment, service or product less attractive if previously unknown or underappreciated risks are revealed, or if a more effective, less costly or less risky solution is or becomes available. Any such development could have an adverse effect on the companies that are target businesses for investment.

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

In addition, risks inherent in investments in the sustainability sector include, but are not limited to, the following:

●	difficulty in competing against established companies who may have greater financial resources and/or a more effective or established localized business presence and/or an ability to introduce and sell sustainable technology at minimal or negative operating margins for sustained periods of time;

●	difficulty in establishing and implementing a commercial and operational approach adequate to address the specific needs of the markets we are pursuing;

●	the speculative nature of and high degree of risk involved in investments in sustainability sector;

●	availability of key inputs, such as strategic consumables, raw materials and necessary equipment;

●	changes in global supply and demand and prices for commodities;

●	impact of energy conservation efforts;

●	technological advances affecting energy production and consumption;

●	denial or delay of receiving requisite regulatory approvals and/or permits;

●	governmental or regulatory actions in any or all of our chosen markets, even if well intentioned from a climate perspective, could have an immediate and dramatic effect on our business operations and opportunities;

●	difficulty in identifying effective local partners and developing any necessary partnerships with local businesses on commercially and environmentally acceptable terms;

●	inability to comply with governmental regulations or obtain governmental approval for our products and/or business operations;

●	difficulty in competing successfully with improved technologies introduced subsequent to our own;

●	the possibility of applying an ineffective commercial approach to targeted markets, including product offerings that may not meet market needs with respect to their environmental or non-environmental attributes;

●	inability to build strong brand identity, environmental credibility or reputation for exceptional customer satisfaction and service;

●	difficulty in generating sufficient sales volumes at economically sustainable profitability levels; and

●	difficulty in timely identifying, attracting, training, and retaining qualified sales, technical, and other personnel.

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

RISKS RELATING TO OUR SPONSOR AND MANAGEMENT TEAM

Our ability to successfully effect our initial Business Combination will be dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

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

The Sponsor and our Company’s officers and directors have interests that may be different from, or in addition to, the Public Shareholders’ interests. For example:

●	If we do not consummate a Business Combination and we liquidate, the 5,502,490 founder shares held by the Sponsor will be worthless, as the Sponsor has waived liquidation rights with respect to such shares, as will the 2,666,667 Private Placement Warrants held by the Sponsor. The Sponsor purchased the founder shares for an aggregate purchase price of $25,000, or approximately $0.00043 per share, and purchased the Private Placement Warrants for $1.50 per warrant, or $10,000,000 in the aggregate.
●	As of the date of this Annual Report, the Sponsor and its affiliate have invested an aggregate of $980,000 into our Trust Account as Contributions for monthly extensions. Such Contributions are evidenced by the Contribution Notes and will be repayable upon the consummation of our Business Combination or our earlier liquidation. However, if we do not consummate a Business Combination and we liquidate, any such promissory notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.
●	The Sponsor and the Company’s officers and directors and their respective affiliates are entitled to reimbursement of out-of-pocket expenses incurred by them related to identifying, investigating, negotiating and completing a Business Combination. If we do not consummate a Business Combination, they will not have any claim against the Trust Account for reimbursement. As of the date of this Annual Report, there are no reimbursable out-of-pocket expenses outstanding.
●	All rights specified in the amended and restated memorandum and articles of association relating to the right of officers and directors to be indemnified by the Company, and of the Company’s officers and directors to be exculpated from monetary liability with respect to prior acts or omissions, will continue after a Business Combination. If the Company does not complete a Business Combination and liquidates, the Company will not be able to perform its obligations to its officers and directors under those provisions.
●	In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a letter of intent, confidentiality, or other similar agreement for a Business Combination, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and will not apply as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act.

Accordingly, if we do not consummate a Business Combination, the Sponsor may lose its entire investment in us, and the potential loss of this investment could incentivize the Sponsor and its affiliates to pursue a Business Combination on unfavorable terms in order to avoid a liquidation and a loss of its investment. In addition, the personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the Combination Period nears March 3, 2025, which is the deadline for our completion of an initial Business Combination.

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

We may structure a Business Combination so that the post-transaction company in which our Public Shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-Business Combination company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the issued and outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger portion of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

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

We have our Units, Class A ordinary shares, and Public Warrants listed on Nasdaq. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a market value of our listed securities (generally $50,000,000) or an average market value of publicly held shares (generally $40,000,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, to list on the Nasdaq Global Market, our share price would generally be required to be at least $4.00 per share, our market value of our listed securities would generally be required to be at least $75 million, our market value of our unrestricted publicly held shares would generally be required to be at least $20 million, and we would be required to have a minimum of 400 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time. If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

On June 14, 2023, the Staff of the Listing Qualifications Department of Nasdaq notified us that we were not in compliance with Nasdaq’s minimum $1,000,000 aggregate market value of warrants requirement set forth in Listing Rule 5452(b)(C). Based on Nasdaq’s further review and materials submitted by the Company to Nasdaq on July 19, 2023 and August 23, 2023, Nasdaq granted the Company an extension to December 11, 2023 to regain compliance with Listing Rule 5452(b)(C). There can be no assurances that we will regain compliance with Listing Rule 5452(b)(C).

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A ordinary shares and Public Warrants are listed on Nasdaq, such securities are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial Business Combination.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares as issued in the IPO.

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

We may issue additional Class A ordinary shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 180,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share and 1,000,000 undesignated preference shares, par value $0.0001 per share Since the IPO, there are approximately 157,990,037 and 9,497,510 authorized but unissued Class A ordinary shares and Class B ordinary shares available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association. Since the IPO, there is no preference shares issued and outstanding.

We may issue a substantial number of additional ordinary shares, and may issue preference shares, in order to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial Business Combination. The issuance of additional ordinary shares or preference shares:

●	may significantly dilute the equity interest of investors in the IPO;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our Units, Class A ordinary shares and/or Public Warrants.

We did not register the Class A ordinary shares issuable upon exercise of the warrants under federal or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We did not register the Class A ordinary shares issuable upon exercise of the warrants under any federal or state securities laws. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial Business Combination, we will use our best efforts to file, and within 60 business days following our initial Business Combination to have declared effective, a post-effective amendment to the registration statement for the IPO or a new registration statement covering such shares and maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. We will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their Public Warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the Class A ordinary shares included in the Units. If and when the Public Warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us in the IPO.

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

If we seek shareholder approval of our initial Business Combination, our initial shareholders, officers and directors have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote. In addition, our initial shareholders hold substantial interest in us and, as a result, may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Unlike other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the Public Shareholders in connection with an initial Business Combination, our initial shareholders, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any founder shares held by them, as well as any Public Shares purchased during or after the IPO, in favor of our initial Business Combination. Based on the share ownership of our initial shareholders as of the date of this Annual Report, we expect that our initial shareholders and their permitted transferees will own at least 47% of our issued and outstanding ordinary shares at the time of any such shareholder vote. As a result, in addition to our initial shareholders’ founder shares, we would need only 2,111,095, or 18%, of the 6,210,718 Public Shares to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial Business Combination approved. Accordingly, if we seek shareholder approval of our initial Business Combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our Public Shareholders.

In addition, as a result of their substantial ownership in our Company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial Business Combination.

We have the right to extend the Combination Period, on a monthly basis, up to March 3, 2025 without providing our shareholders a corresponding vote or redemption right provided that our Sponsor or its designee deposits $140,000 each month into our Trust Account. If we choose not to extend the Combination Period on the month-to-month basis, we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Shareholders may, based on estimates as of December 31, 2023, receive approximately $11.17 per share, or less than such amount in certain circumstances, and there will be no liquidating distributions with respect to our warrants.

We initially had until 15 months (or up to 18 months or 21 months, as applicable) following the effectiveness of the IPO to consummate an initial Business Combination. However, on May 25, 2023, we held the EGM, where shareholders approved, among other things, an amendment to our amended and restated memorandum and articles of association to extend the date by which the Company must consummate our initial Business Combination from June 3, 2023 to the Extended Date and to allow us, without another shareholder vote, by resolution of the Board of Directors, to elect to further extend the Extended Date until up to March 3, 2025. The extension to the Extended Date required a $420,000 deposit into the Trust Account by the Contributors and the election to further extend the Extended Date requires us to (i) cause the deposit of $140,000 each month into the Trust Account and (ii) approve the extension by the resolution of the Board of Directors. Our Board of Directors has discretion to decide if we will not further extend the Combination Period. We can provide no assurance that our Board of Directors will continue to extend the Combination Period.

If we have not completed our initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our Public Shareholders may, based on estimates as of December 31, 2023, receive approximately $11.17 per share. There will be no liquidating distributions with respect to our warrants. In certain circumstances, our Public Shareholders may receive less than the currently estimated $11.17 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $11.17 per share, which is the estimated per share amount held in our Trust Account as of December 31, 2023” and other risk factors herein. This feature is different from some other special purpose acquisition companies, in which any extension of the company’s period to consummate an initial business combination would require a vote of the company’s shareholders and in connection with such vote shareholders would have the right to redeem their Public Shares.

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

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our Company.

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

We may amend certain agreements related to the IPO without shareholder approval. We may also amend the terms of the Public Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants.

Certain agreements, including the underwriting agreement relating to the IPO, the IMTA between us and Continental Stock Transfer & Trust Company, the letter agreement among us and our initial shareholders, officers, directors and director nominees, and the registration rights agreement among us and our initial shareholders, may be amended without shareholder approval. These agreements contain various provisions that our Public Shareholders might deem to be material. For example, the underwriting agreement related to the IPO contains a covenant that the target company that we acquire must have a fair market value equal to at least 80% of the balance in the Trust Account at the time of signing the definitive agreement for the transaction with such target business (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) so long as we obtain and maintain a listing for our securities on Nasdaq. While we do not expect our Board of Directors to approve any amendment to any of these agreements prior to our initial Business Combination, it may be possible that our Board of Directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial Business Combination. Any such amendment may have an adverse effect on the value of an investment in our securities.

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

To the extent our warrants ever become exercisable, we may redeem your unexpired Public Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Public Warrants worthless.

To the extent our warrants ever become exercisable, we have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Public Warrant, provided that the last reported sales price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the Public Warrant holders. If and when the Public Warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares upon exercise of the Public Warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares under the blue sky laws of the state of residence in those states in which the Public Warrants were offered by us in the IPO. Redemption of the outstanding Public Warrants could force you (i) to exercise your Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your Public Warrants at the then-current market price when you might otherwise wish to hold your Public Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of your Public Warrants. None of the Private Placement Warrants will be redeemable by us.

Our management’s ability to require holders of our Public Warrants to exercise such warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the Public Warrants than they would have received had they been able to exercise their warrants for cash.

If we call our Public Warrants for redemption after the redemption criteria described elsewhere in this Annual Report have been satisfied, our management will have the option to require any holder that wishes to exercise his or her Public Warrants to do so on a “cashless basis.” If our management chooses to require holders to exercise their Public Warrants on a cashless basis, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our Company.

Our warrants and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial Business Combination.

We have issued Public Warrants to purchase 10,000,000 of our Class A ordinary shares, at a price of $11.50 per share, as part of the Units sold in our IPO and, simultaneously with the closing of the IPO, we issued in a private placement an aggregate of 6,666,667 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share. Our initial shareholders own an aggregate of 5,502,490 founder shares., which are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth in our amended and restated memorandum and articles of association. In addition, if our initial shareholders make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. The Sponsor and its affiliate have entered into the Contribution Notes in connection with required monthly Contributions into the Trust Account in connection with extensions of the Combination Period. The Contribution Notes have an aggregate principal amount of up to approximately $2,264,151, and up to $1.5 million of such amount may be converted into warrants at the option of the Contributors. To the extent we issue Class A ordinary shares to effectuate a Business Combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants and founder shares may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business.

If we are unable to consummate our initial Business Combination within the Combination Period, our Public Shareholders may be forced to wait beyond the Combination Period before redemption from our Trust Account.

If we are unable to consummate our initial Business Combination within the Combination Period, we will distribute the aggregate amount then on deposit in the Trust Account (less up to $100,000 of the interest earned thereon to pay dissolution expenses and net of taxes payable), pro rata to our Public Shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of Public Shares from the Trust Account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our Public Shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the Combination Period before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial Business Combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will Public Shareholders be entitled to distributions if we are unable to complete our initial Business Combination.

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

Cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

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

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non- affiliates equals to or exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications may adversely affect our business, including our ability to negotiate and complete our initial Business Combination.

We are subject to laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an Initial Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-Business Combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an Initial Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Initial Business Combination.

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), effective as of July 1, 2024, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2024 SPAC Rules may materially adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our initial Business Combination, and results of operations.

There may be tax consequences to our Business Combination that may adversely affect us.

While we expect to undertake any Business Combination transaction so as to minimize taxes to us, the target, the acquired business and/or assets, and the respective shareholders of our Company and target, such Business Combination might not meet the applicable statutory requirements of a tax-free reorganization in all applicable jurisdictions, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets or other Business Combination transaction. A non-qualifying reorganization could result in the imposition of substantial taxes on us, the target, the acquired business and/or assets, and the respective shareholders of our Company and target.

The new 1% U.S. federal excise tax on stock buybacks could be imposed on redemptions of our stock if we were to become a “covered corporation” in the future.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, generally imposes a 1% U.S. federal excise tax (the “Excise Tax”) on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations) occurring on or after January 1, 2023. The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax. On December 27, 2022, the Treasury issued a notice that provides interim operating rules for the Excise Tax, including rules governing the calculation and reporting of the Excise Tax, on which taxpayers may rely until the forthcoming proposed Treasury regulations addressing the Excise Tax are published. Although such notice clarifies certain aspects of the Excise Tax, the interpretation and operation of other aspects of the Excise Tax remain unclear, and such interim operating rules are subject to change.

We are currently not a covered corporation for purposes of the Excise Tax. If we were to become a covered corporation in the future, whether in connection with the consummation of our Business Combination with a U.S. company (including if we were to redomicile as a U.S. corporation in connection therewith) or otherwise, whether and to what extent we would be subject to the Excise Tax on a redemption of our stock would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock, (iii) the structure of our Business Combination, (iv) the nature and amount of any “PIPE” or other equity issuances (whether in connection with our Business Combination or otherwise) issued within the same taxable year of a redemption treated as a repurchase of stock and (v) the content of forthcoming regulations and other guidance from the Treasury. As noted above, the Excise Tax would be payable by the repurchasing corporation, and not by the redeeming holder, and only limited guidance on the mechanics of any required reporting and payment of the Excise Tax on which taxpayers may rely have been issued to date. If we were to become a covered corporation in the future, the per-share redemption amount payable from the Trust Account (including any interest earned on the funds held in the Trust Account) to our public stockholders in connection with a redemption of our stock is not expected to be reduced by any Excise Tax imposed on us. The imposition of the Excise Tax on us could, however, cause a reduction in the cash available on hand to complete our Business Combination and may affect our ability to complete our Business Combination or fund future operations.

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

Our ability to complete a Business Combination with a U.S. target company may be impacted if such Business Combination is subject to U.S. foreign investment regulations and review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”), and ultimately prohibited.

Our Business Combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review certain direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require mandatory filings related to certain foreign investments, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties choose not to file voluntarily. If CFIUS determines that an investment subject to its jurisdiction threatens national security, CFIUS has the power to impose restrictions on the investment or recommend that the President prohibit it or order divestment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, the nationality of the parties, the level of beneficial ownership interest and the nature of any information or governance rights involved.

We are organized in the Cayman Islands. Our Sponsor is a Cayman Islands-organized entity that is ultimately jointly owned and controlled by four individuals, three of whom are foreign nationals (one Canadian and two South Korean). As such, an initial business combination with a U.S. business or a foreign business with U.S. operations that we may wish to pursue may be subject to CFIUS review. If a particular proposed Business Combination with a U.S. business falls within CFIUS’s jurisdiction, the parties may determine that they are required to make a mandatory filing or that they will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without notifying CFIUS and risk CFIUS intervention, before or after closing the transaction. In such circumstances, CFIUS may decide to delay the proposed Business Combination, require conditions to mitigate national security concerns with respect to such Business Combination or recommend that the President of the United States block the initial Business Combination or order us to divest all or a portion of the U.S. business of the combined company, which may limit the attractiveness of, or delay or prevent us from pursuing, certain target companies that we believe would otherwise be beneficial to us and our shareholders. In addition, certain types of U.S. businesses may be subject to rules or regulations that limit or impose requirements with respect to foreign ownership. As a result, the pool of potential targets with which the Company could complete an initial Business Combination may be impacted, and it may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our Business Combination by the Combination Period, including as a result of extended regulatory review, we will redeem the Public Shares for a pro rata portion of the funds held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the potential appreciation in value of such investment. There will be no liquidating distributions from our Trust Account with respect to our warrants.

We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial Business Combination by the Combination Period. As such, there is a risk that we will be unable to continue as a going concern if liquidity needs arise or if we do not consummate an initial Business Combination by the applicable deadline. If we are unable to effect our initial Business Combination by the deadline, we will be forced to liquidate.

We are a blank check company, and as we have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement, there is a risk that we will be unable to continue as a going concern if liquidity needs arise or if the Company is unable to complete our initial Business Combination within the Combination Period and does not further extend such date with the approval of its shareholders or raise additional funds to alleviate such liquidity needs. Although the Company plans to complete an initial Business Combination within the Combination Period, there can be no assurance that the Company will be able to consummate an initial Business Combination by such date. If a Business Combination is not consummated by up to March 3, 2025, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company’s management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company will not have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this Annual Report. However, the Working Capital Loans, the Sponsor Convertible Promissory Note, and the VP Convertible Promissory Note will provide additional flexibility to continue our identification and pursuit of potential Business Combination targets. Over this time period, the Company will be using available funds, including those from the Working Capital Loans, for the purpose of paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

If the Company is unable to consummate an initial Business Combination by the end of the Combination Period, it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account, less taxes payable up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject, in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants if we fail to complete our initial Business Combination within the Combination Period.

ITEM IB. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and as noted in “Item 1A. Risk Factors” of this Annual Report, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our Board of Directors oversees risk for our Company, and prior to approving our filings with the SEC, our Board of Directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in “Item 1A. Risk Factors” of this Annual Report.

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

Our Units, Class A ordinary shares and Public Warrants are listed on Nasdaq under the symbols “VMCAU,” “VMCA” and “VMCAW”, respectively.

(b)	Holders

As of December 31, 2023, there was one holder of record of our Units, one holder of record of our Class A ordinary shares, two holders of record of our Class B ordinary shares, and three holders of record of our warrants, including our Public Warrants and Private Placement Warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Units, Class A ordinary shares and Public Warrants are held of record by banks, brokers and other financial institutions.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of a Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of an initial Business Combination. The payment of any cash dividends subsequent to an initial Business Combination will be within the discretion of our Board of Directors at such time. If we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Stock Performance Graph

Not required for smaller reporting companies.

(f)	Use of Proceeds

On March 3, 2022, the Company consummated the sale of 20,000,000 Units in our IPO. On March 4, 2022 the underwriters of the IPO partially exercised their over-allotment option and, in connection therewith, on March 8, 2022 the Company consummated the issuance and sale of an additional 2,009,963 Units in our IPO. The Units were sold at a price of $10.00 per Unit, generating gross proceeds at the time of the IPO of $220,099,630. The securities sold in our IPO were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-262246). The SEC declared the registration statement effective on February 28, 2022.

Offering costs for the IPO and the exercise of the underwriters’ over-allotment option amounted to $10,718,994, consisting of $4,000,000 of underwriting fees, net of $2,200,996 reimbursed from the underwriters, $8,105,480 of deferred underwriting fees payable (which are held in the Trust Account) and $814,510 of other costs. The $8,105,480 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination, subject to the terms of the underwriting agreement.

On October 4, 2021, our Sponsor, purchased an aggregate of 5,750,000 founder shares, for an aggregate offering price of $25,000 at an average purchase price of approximately $0.0043 per share (up to 750,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised). The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of ordinary shares upon completion of the IPO. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our Sponsor is an accredited investor for purposes of Rule 501 of Regulation D. As of April 14, 2022, the underwriters’ over-allotment option expired, and therefore, the 247,510 remaining Class B ordinary shares subject to forfeiture were forfeited, resulting in the Sponsor and Valuence Partners LP holding an aggregate of 5,502,490 founder shares.

In addition, our Sponsor, together with Valuence Partners LP, one of its affiliates, pursuant to a written agreement, purchased from us an aggregate of 6,666,667 Private Placement Warrants at a price of $1.50 per warrant. This purchase took place on a private placement basis simultaneously with the completion of our IPO. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales of founder shares or Private Placement Warrants.

Following the closing of the IPO and sale of Private Placement Warrants, an aggregate of $226,702,619 ($10.30 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in the Trust Account.

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

Valuence Merger Corp. I was incorporated in the Cayman Islands on August 27, 2021. The Company was formed for the purpose of entering into a Business Combination.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

The Registration Statement for our IPO was declared effective on February 28, 2022. On March 3, 2022, we consummated the sale of 20,000,000 Units. On March 4, 2022 the underwriters of the IPO partially exercised their Over-Allotment Option and, in connection therewith, on March 8, 2022 we consummated the issuance and sale of an additional 2,009,963 Units. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, and one-half of one Public Warrant. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $220,099,630.

Simultaneously with the closing of the IPO, we consummated the sale of 6,666,667 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant in a private placement, consisting of 2,666,667 Private Placement Warrants to our Sponsor and 4,000,000 Private Placement Warrants to Valuence Partners LP, generating gross proceeds of $10,000,000.

Simultaneously with the exercise of the over-allotment, we consummated the Private Placement of an additional 267,995 Private Placement Warrants to the Sponsor, generating gross proceeds of $401,993.

Offering costs for the IPO and the exercise of the underwriters’ over-allotment option amounted to $10,718,994, consisting of $4,000,000 of underwriting fees, net of $2,200,996 reimbursed from the underwriters, $8,105,480 of deferred underwriting fees payable (which are held in the Trust Account) and $814,510 of other costs. The $8,105,480 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination, subject to the terms of the underwriting agreement.

Following the closing of the IPO and partial exercise of the over-allotment, $226,702,619 ($10.30 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in the Trust Account and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

In connection with the extension of the Combination Period, as described below, shareholders holding an aggregate of 15,799,245 Class A ordinary shares properly exercised their right to redeem their shares for $167,831,206. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $65.7 million. As of December 31, 2023, the balance in our Trust Account was approximately $69 million.

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

On March 1, 2024, the Company entered into the IMTA Amendment. Pursuant to the IMTA Amendment, Section 1(c) of the IMTA was amended to provide that the trustee may, at the direction of the Company (i) hold funds uninvested, (ii) hold funds in an interest-bearing or non-interest bearing bank demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by the trustee that is reasonably satisfactory to the Company, or (iii) invest and reinvest the Property (as defined in the IMTA) in solely United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act (or any successor rule), which invest only in direct U.S. government treasury obligations, as determined by the Company. On the same day, pursuant to the IMTA Amendment, the Company instructed Continental Stock Transfer and Trust Company to hold the Trust Account in an interest-bearing bank deposit account. As a result, the remaining proceeds from the IPO and sale of Private Placement Warrants are no longer invested in U.S. government securities or money market funds. Investing in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities.

Extraordinary General Meeting

On May 25, 2023, we held the EGM, pursuant to which our shareholders approved a proposal to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate a Business Combination from the Initial Combination Period to the Extended Date and to allow us, without another shareholder vote, by resolution of our Board of Directors, to elect to further extend the Extended Date in one-month increments up to eighteen (18) additional times, or a total of up to thirty-six (36) months after the IPO, until up to March 3, 2025, the end of the Combination Period. Our shareholders also approved a proposal to amend our amended and restated memorandum and articles of association to eliminate (i) the limitation that we may not redeem Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 and (ii) the limitation that we shall not consummate a Business Combination unless we have net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such Business Combination. Our shareholders also approved a proposal to provide for the right of a holder of our Class B ordinary shares, to convert such shares into Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holder. Under Cayman Islands law, the amendments to our amended and restated memorandum and articles of association took effect upon approval of the Combination Period. In connection with the EGM, shareholders holding an aggregate of 15,799,245 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.62 per share, for an aggregate amount of approximately $167,831,206.

On each of September 13, 2023, October 3, 2023, November 3, 2023 and December 1, 2023 we caused to be deposited an additional $140,000, for an aggregate total of $560,000, into our Trust Account in connection with the approval by the Board of Directors of an extension of the date by which we must consummate a Business Combination by an additional month, extending from September 3, 2023, to January 3, 2024, which comprises of 4 of the 18 potential one-month extensions available to us. As of the date of this Annual Report, the Company, with the approval by the Board of Directors, extended the Initial Combination Period to April 3, 2024 and caused to be deposited an aggregate of $980,000 into our Trust Account (including the $560,000 deposited through December 31, 2023), which comprises of 7 of the 18 potential one-month extensions available to the Company.

As previously disclosed, our amended and restated memorandum and articles of association, as amended, provides us the right to extend such date up to eighteen times for an additional one month each time to up to March 3, 2025, provided that we cause to be deposited the Contribution in connection with each Additional Extended Date.

Convertible Promissory Notes

On June 5, 2023, the Company issued the Sponsor Convertible Promissory Note in the principal amount of up to $613,207 to the Sponsor for working capital requirements and payment of certain expenses in connection the Company’s Business Combination. The Sponsor Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the liquidation of the Company. At any time prior to payment in full of the principal balance of the Sponsor Convertible Promissory Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into the Conversion Warrants, equal to (x) the portion of the principal amount of the Sponsor Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Sponsor Convertible Promissory Note was accounted for using the bifurcation method and was determined that the conversion feature had no value and was recorded at par value. As of December 31, 2023, $613,207 is outstanding under the Sponsor Convertible Promissory Note.

Also on June 5, 2023, the Company issued the VP Convertible Promissory Note to Valuence Partners LP, an affiliate of the Sponsor, pursuant to which the Company may borrow up to an aggregate maximum amount of $1,650,943. The VP Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the liquidation of the Company. At any time prior to payment in full of the principal balance of the VP Convertible Promissory Note, Valuence Partners LP may elect to convert all or any portion of the unpaid principal balance into that number of warrants, each exercisable for one Class A Share of the Company, equal to (x) the portion of the principal amount of the VP Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The aggregate amount convertible into Conversion Warrants pursuant to the Sponsor Convertible Promissory Note and the VP Convertible Promissory Note shall not exceed $1,500,000. The VP Convertible Promissory Note was accounted for using the bifurcation method, and was determined that the conversion feature had no value and was recorded at par value. As of December 31, 2023, $1,650,941 has been borrowed against VP Convertible Promissory Note.

Results of Operations

As of December 31, 2023, we have not commenced any operations. All activity through December 31, 2023 relates to our formation and the IPO. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account.

For the year ended December 31, 2023, we had a net income of $4,771,471, which consisted of interest earned on investments held in the Trust Account of $6,163,554, offset by operating costs of $1,392,083.

For the year ended December 31, 2022, we had a net income of $630,602, which consisted of interest earned on investments held in the Trust Account of $3,247,370, offset by operating costs of $2,616,768.

Liquidity and Capital Resources; Going Concern Consideration

As of December 31, 2023, we had cash of $684,816 and a working capital deficit of $3,928,292.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until up to March 3, 2025 to consummate a Business Combination or liquidate, provided that we cause to be deposited the Contribution in connection with each Additional Extended Date. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 3, 2025, if we, with shareholder approval, elect to further extend such deadline. Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this Annual Report. However, the Working Capital Loans (as defined below), the Sponsor Convertible Promissory Note and the VP Convertible Promissory Note will provide additional flexibility to continue our identification and pursuit of potential Business Combination targets. Over this time period, the Company will be using available funds, including those from the Working Capital Loans, for the purpose of paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Other than the Contribution Notes previously disclosed in this Annual Report, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The underwriters are entitled to a deferred underwriting commissions of $0.35 per Unit, or $8,105,480 from the closing of the IPO. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely if we complete a Business Combination, subject to the terms of the underwriting agreement.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

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

Critical Accounting Estimates

The preparation of the financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our balance sheets of the financial statements contained elsewhere in this Annual Report.

Warrant Instruments

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to a company’s common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of a company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. Upon review of the warrant agreement, the Company’s management concluded that the Public Warrants and Private Placement Warrants issued pursuant to such warrant agreement qualify for equity accounting treatment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Annual Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2023.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Sung Yoon Woo	47	Chief Executive Officer and Director
Sungwoo (Andrew)Hyung	38	Chief Financial Officer and Director
Sungsik (Sung) Lee	47	President
Dr. Gene Young Cho	40	Chief Operating Officer
Dr. Joong Myung Cho	74	Director
Nelson Gentiletti	62	Director
John Kim	56	Director
Young Min Kim	65	Director
Gary Wunderlich	53	Director
Zhe Zhang	49	Director

Sung Yoon Woo has been our Chief Executive Officer and a member of our Board of Directors since our inception. Mr. Woo is an investor with a strong track record and experience in strategic acquisitions, corporate divestitures, recapitalizations, and growth equity. Mr. Woo is the Founder and CEO of Credian Partners, a private equity firm based in South Korea. During his 17-year investment career, Mr. Woo has led over $4 billion in transactions and invested over $3 billion. Prior to founding Credian Partners, Mr. Woo was at Russell Investments, where he advised the National Pension Service of Korea, the third-largest pension fund in the world by total assets, the Bank of Korea, and Korea Investment Corporation, a sovereign wealth fund, among other clients on their global portfolio. Prior to Russell Investments, Mr. Woo was a team head of the private equity arm of Mirae Asset Global Investments, one of the largest asset management funds in South Korea, where he led various domestic and cross-border transactions. While at Mirae Asset Financial Group (“Mirae Asset”), Mr. Woo led the acquisition of Acushnet Company, the parent company of Titleist and FootJoy, for $1.2 billion, representing an internal rate of return of approximately 12.5%. Not only has this transaction won awards in South Korea, but it is also notable as a key transaction that helped pave the way for the proliferation of private equity transactions in the country. Prior to Mirae Asset, Mr. Woo was in the investment banking department of KB Kookmin Bank, the largest retail bank in Korea, where he led multiple transactions with large Korean conglomerates. Mr. Woo received his LL.B. from Yonsei University where he was granted the Buphyun Scholarship and M.B.A. from Cornell University.

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

Number and Terms of Office of Officers and Directors

Our Board of Directors consists of eight members. Holders of our founder shares have the right to appoint all of our directors prior to consummation of our initial Business Combination and holders of our Public Shares do not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. Each of our directors holds office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our Board of Directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our Board of Directors or by a majority of the holders of our founder shares.

Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the Board of Directors.

Director Independence

The rules of Nasdaq require that a majority of our Board of Directors be independent within one year of our IPO. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our Board of Directors has determined that Dr. Joong Myung Cho, Nelson Gentiletti, John Kim, Young Min Kim, Gary Wunderlich and Dr. Zhe Zhang are independent directors as defined in Nasdaq listing standards and under applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee. The members of our nominating and corporate governance are John Kim, Nelson Gentiletti and Dr. Zhe Zhang. John Kim serves as chair of the nominating and corporate governance committee. John Kim, Nelson Gentiletti and Dr. Zhe Zhang meet the independent director standard under Nasdaq listing standards applicable to members of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee are to assist the Board of Directors in:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the Board of Directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the Board of Directors;

●	developing and recommending to the Board of Directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the Board of Directors, its committees, individual directors and management in the governance of the Company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is governed by a charter that complies with the rules of Nasdaq. Our shareholders that wish to nominate a director for appointment to our Board of Directors should follow the procedures set forth in our memorandum and articles of association and the charter of the nominating and corporate governance committee.

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

Compensation Committee

We have established a compensation committee of the Board of Directors. Messrs. Gary Wunderlich, Dr. Joong Myung Cho and Young Min Kim serve as members of our compensation committee, and Gary Wunderlich chairs the compensation committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom are independent. Gary Wunderlich, Dr. Joong Myung Cho and Young Min Kim meet the independent director standard under Nasdaq listing standards applicable to members of the compensation committee.

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

The following table is based on 11,713,208 ordinary shares outstanding as of the date of this Annual Report, of which 6,210,718 were Class A ordinary shares and 5,502,490 were Class B ordinary shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned	Percentage of Outstanding Class A Ordinary Shares	Number of Class B Ordinary Shares Beneficially Owned	Percentage of Outstanding Class B Ordinary Shares	Percentage of Combined Voting Power
Sung Yoon Woo	-	-	-	-	-
Sungwoo (Andrew) Hyung	-	-	-	-	-
Sungsik (Sung) Lee	-	-	-	-	-
Dr. Gene Young Cho	-	-	-	-	-
Dr. Joong Myung Cho	-	-	-	-	-
Nelson Gentiletti	-	-	-	-	-
John Kim	-	-	-	-	-
Young Min Kim	-	-	-	-	-
Gary Wunderlich	-	-	-	-	-
Dr. Zhe Zhang	-	-	-	-	-
All executive officers and directors as a group (10 individuals)	-	-	5,502,290	100%
VMCA Sponsor, LLC (2)(3)	-	-	5,502,490	100%	47%
Glazer Capital, LLC(4)	700,530	11.3%	-	-	5.98%
Westchester Capital Management, LLC(5)	617,365	9.9%	-	-	5.27%
First Trust Merger Arbitrage Fund(6)	614,861	9.9%	-	-	5.25%

(1)	Unless otherwise noted, the business address of each of our shareholders listed is c/o Valuence Merger Corp. I, 4 Orinda Way, Suite 100D, Orinda, California, 94563.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares are convertible into Class A ordinary shares at the option of the holder at any time and from time to time and will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial Business Combination, in each case on a one-for-one basis, subject to adjustment.
(3)	VMCA Sponsor, LLC, our Sponsor, is the record holder of 4,302,290 of the shares reported herein and the other 1,200,000 shares reported herein are held of record by Valuence Partners LP. VMCA Sponsor, LLC is the sole general partner of Valuence Partners LP and has voting and investment discretion with respect to the securities held of record by Valuence Partners LP. VMCA Sponsor, LLC is governed and controlled by its co-managing members, Credian Partners, Inc., which Sung Yoon Woo is the sole shareholder, Sungwoo (Andrew) Hyung, Sungsik (Sung) Lee, and Gene Young Cho. Each co-managing member has the powers, rights, obligations and liabilities of a manager pursuant to the Limited Liability Companies Act of the Cayman Islands. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by two or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to VMCA Sponsor, LLC. Based on the foregoing, no director exercises voting or dispositive control over any of the securities held by VMCA Sponsor, LLC. Accordingly, none of them are deemed to have or share beneficial ownership of such shares and, for the avoidance of doubt, each has expressly disclaimed any such beneficial interest to the extent of any pecuniary interest he may have therein, directly or indirectly. Each of our officers, directors and advisors is, directly or indirectly, a member of our Sponsor.
(4)	According to a Schedule 13G filed by such persons as a group with the SEC on July 10, 2023, each of (i) Glazer Capital, LLC; and Mr. Paul J. Glazer, share voting and dispositive power and may be deemed the beneficial owner of 700,530 Class A ordinary shares reported above. The business address for this stockholder is 250 West 55th Street, Suite 30A, New York, New York 10019.
(5)	According to a Schedule 13G filed by such persons as a group with the SEC on February 6, 2024, each of (i) Westchester Capital Management, LLC; Virtus Investment Advisers, Inc.; and The Merger Fund, share voting and dispositive power and may be deemed the beneficial owner of 592,094 Class A ordinary shares and Westchester Capital Management, LLC has sole voting and dispositive power and may be deemed the beneficial owner of 25,271 Class A ordinary shares. The business address for Westchester Capital Management, LLC, Virtus Investment Advisers, Inc. and The Merger Fund are 100 Summit Drive, Valhalla, NY 10595, One Financial Plaza, Hartford, CT 06103 and 101 Munson Street, Greenfield, MA 01301-9683, respectively.
(6)	According to a Schedule 13G filed by such persons as a group with the SEC on February 14, 2024, each of (i) First Trust Merger Arbitrage Fund; (ii) First Trust Capital Management L.P.; (iii) First Trust Capital Solutions L.P.; and (iv) FTCS Sub GP LLC share voting and dispositive power and may be deemed the beneficial owner of 614,861 Class A ordinary shares. The principal business address for First Trust Merger Arbitrage Fund is 235 West Galena Street, Milwaukee, WI 53212. The principal business address for First Trust Capital Management L.P.; First Trust Capital Solutions L.P.; and FTCS Sub GP LLC is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Founder Shares

The founder shares are identical to the Public Shares, and holders of founder shares have the same shareholder rights as Public Shareholders, except that (i) holders of the founder shares have the right to vote on the appointment of our directors prior to our initial Business Combination, (ii) the founder shares are subject to certain transfer restrictions, as described in more detail below, and (iii) our initial shareholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of our initial Business Combination and (B) to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if we fail to complete our initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our initial Business Combination within such time period and (iv) the founder shares will automatically convert into Class A ordinary shares at the time of our initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein and in our amended and restated memorandum and articles of association. Our initial shareholders have agreed that, subject to applicable law, neither of our initial shareholders will vote its founder shares to change the size of our Board of Directors or, without the other’s consent, with respect to appointment of directors. If we submit our initial Business Combination to our Public Shareholders for a vote, our initial shareholders, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any founder shares held by them and any Public Shares purchased during or after the IPO in favor of our initial Business Combination. As a result, in addition to our initial shareholders’ founder shares, we would need only 2,111,095, or 18%, of the 6,210,718 Public Shares outstanding as of the date of this Annual Report to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial Business Combination approved.

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor, together with Valuence Partners LP, an investment fund affiliated with the Sponsor, purchased an aggregate of 6,666,667 Private Placement Warrants, consisting of 2,666,667 Private Placement Warrants to the Sponsor and 4,000,000 Private Placement Warrants to Valuence Partners LP, at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $10,000,000. On March 8, 2022, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional 267,995 Private Placement Warrants to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $401,993. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). There will be no liquidating distributions with respect to the Private Placement Warrants.

The Private Placement Warrants are identical to the Public Warrants except that the Private Placement Warrants, so long as they are held by our Sponsor or its permitted transferees, (i) are not redeemable by us, (except in certain circumstances) (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) are entitled to registration rights. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

On June 5, 2023, the Company issued the Sponsor Convertible Promissory Note in the principal amount of up to $613,207 to the Sponsor for working capital requirements and payment of certain expenses in connection the Company’s Business Combination. The Sponsor Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the Sponsor Convertible Promissory Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into the Conversion Warrants, equal to (x) the portion of the principal amount of the Sponsor Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Sponsor Convertible Promissory Note was accounted for using the bifurcation method and was determined that the conversion feature had no value and was recorded at par value. As of December 31, 2023, $613,207 is outstanding under the Sponsor Convertible Promissory Note.

Also on June 5, 2023, the Company issued the VP Convertible Promissory Note to Valuence Partners LP, an affiliate of the Sponsor, pursuant to which the Company may borrow up to an aggregate maximum amount of $1,650,943. The VP Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the VP Convertible Promissory Note, Valuence Partners LP may elect to convert all or any portion of the unpaid principal balance into that number of warrants, each exercisable for one Class A Share of the Company, equal to (x) the portion of the principal amount of the VP Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The aggregate amount convertible into Conversion Warrants pursuant to the Sponsor Convertible Promissory Note and the VP Convertible Promissory Note shall not exceed $1,500,000. The VP Convertible Promissory Note was accounted for using the bifurcation method, and was determined that the conversion feature had no value and was recorded at par value. As of December 31, 2023, $1,650,941 has been borrowed against VP Convertible Promissory Note.

Registration Rights

The holders of the founder shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of WithumSmith+Brown, PC (“Withum”) acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the year ended December 31, 2023 and 2022, fees for our independent registered public accounting firm were approximately $98,800 and $111,030, respectively, for the services Withum performed in connection with our Initial Public Offering, quarterly filings and the audit of our December 31, 2023 and 2022 financial statements included in this Annual Report.

Audit-Related Fees. For the year ended December 31, 2023 and 2022, we did not pay Withum any audit-related fees.

Tax Fees. We did not pay Withum for tax services, planning or advice for the year ended December 31, 2023 and 2022.

All Other Fees. We paid Withum $25,750 for Phase II IPO services for the year ended December 31, 2022.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

Exhibit Number	Description

1.1	Underwriting Agreement, dated as of February 28, 2022, between the Company and SVB Securities LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2022).
3.1	Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022).
3.2	Certificate of Amendment to the Amended and Restated Memorandum and Articles of Association of Valuence Merger Corp. I. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023).
3.3	Certificate of Amendment to the Amended and Restated Memorandum and Articles of Association of Valuence Merger Corp. I. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023).
3.4	Certificate of Amendment to the Amended and Restated Memorandum and Articles of Association of Valuence Merger Corp. I. (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023).
4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l/A (File No. 333-262246), filed with the SEC on February 18, 2022).
4.2	Specimen Class A Ordinary Share Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l/A (File No. 333-262246), filed with the SEC on February 18, 2022).
4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l/A (File No. 333-262246), filed with the SEC on February 18, 2022).
4.4	Warrant Agreement, dated February 28, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2023).
4.6	Private Placement Warrants Purchase Agreement, dated February 28, 2022, between the Company and the Sponsor (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022).
4.7	Private Placement Warrants Purchase Agreement, dated February 28, 2022, between the Company and Valuence Partners L.P. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022).
4.8	Description of Securities (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2023).
10.1	Letter Agreement, dated February 28, 2022, by and among the Company, its officers, its directors, the Sponsor and Valuence Partners LP (Incorporated by reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022).
10.2	Investment Management Trust Agreement, dated February 28, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022).
10.3

Amendment No. 1 to Investment Management Trust Agreement, dated March 1, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2024).

10.4	Registration Rights Agreement, dated February 28, 2022, by and among the Company, VMCA Sponsor, LLC and the other holders party thereto (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022).
10.5	Convertible Promissory Note, dated June 5, 2023, by and between the Company and VMCA Sponsor, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 9, 2023).
10.6	Convertible Promissory Note, dated June 5, 2023, by and between the Company and Valuence Partners LP (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 9, 2023).
10.7	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-l/A (File No. 333-262246), filed with the SEC on February 18, 2022).
24.1	Power of Attorney (included on signature pages herein).
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Valuence Merger Corp. I. Policy for the Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2024

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

Name	Title	Date

/s/ Sung Yoon Woo	Chief Executive Officer and Director	March 28, 2024
Sung Yoon Woo	(Principal Executive Officer)

/s/ Sungwoo (Andrew) Hyung	Chief Financial Officer and Director	March 28, 2024
Sungwoo (Andrew) Hyung	(Principal Financial and Accounting Officer)

/s/ Dr. Joong Myung Cho	Director	March 28, 2024
Dr. Joong Myung Cho

/s/ Nelson Gentiletti	Director	March 28, 2024
Nelson Gentiletti

/s/ John Kim	Director	March 28, 2024
John Kim

/s/ Young Min Kim	Director	March 28, 2024
Young Min Kim

/s/ Gary Wunderlich	Director	March 28, 2024
Gary Wunderlich

/s/ Zhe Zhang	Director	March 28, 2024
Zhe Zhang

VALUENCE MERGER CORP. I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Valuence Merger Corp. I

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Valuence Merger Corp. I (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, statements of changes in shareholders’ deficit and statements of cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by March 3, 2025 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York
March 28, 2024

PCAOB ID Number 100

VALUENCE MERGER CORP. I

BALANCE SHEETS

	December 31,
	2023	2022

ASSETS
Current assets
Cash	$684,816	$319,201
Prepaid expenses	78,070	522,444
Total current assets	762,886	841,645

Deferred offering costs	—	—
Investments and cash held in Trust Account	69,402,338	229,949,989
TOTAL ASSETS	$70,165,224	$230,791,634

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ (DEFICIT)
Current liabilities
Accrued expenses and accounts payable	$2,228,645	$1,989,469
Accrued offering costs	—	70,000
Advance from related party	198,384	198,384
Working Capital Loans	613,207	—
Convertible note - related party	1,650,941	—
Total current liabilities	4,691,177	2,257,853

Deferred underwriting fees	8,105,480	8,105,480
TOTAL LIABILITIES	12,796,658	10,363,333

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 6,210,718 and 22,009,963 shares at redemption value of $11.15 and $10.45 per share at December 31, 2023 and 2022, respectively	69,262,338	229,949,989

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2023 and 2022	—	—
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; none issued or outstanding (excluding 6,210,718 and 22,009,963 shares subject to possible redemption) as of December 31, 2023 and 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,502,490 shares issued and outstanding as of December 31, 2023 and 2022	550	550
Additional paid-in capital	—	—
Accumulated deficit	(11,894,322)	(9,522,238)
TOTAL SHAREHOLDERS’ DEFICIT	(11,893,772)	(9,521,688)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$70,165,224	$230,791,634

The accompanying notes are an integral part of these financial statements.

VALUENCE MERGER CORP. I

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022

General and administrative expenses	$1,392,083	$2,616,768
Loss from operations	(1,392,083)	(2,616,768)

Other income:
Interest earned on investments and cash held in Trust Account	6,163,554	3,247,370
Total other income	6,163,554	3,247,370

Net income	$4,771,471	$630,602

Basic and diluted weighted average shares outstanding, Class A ordinary shares	12,833,415	18,243,751

Basic and diluted net income per share, Class A ordinary shares	$0.26	$0.03

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,502,491	5,410,253

Basic and diluted net income per share, Class B ordinary shares	$0.26	$0.03

The accompanying notes are an integral part of these financial statements.

VALUENCE MERGER CORP. I

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	5,750,000	575	24,425	(9,930)	(15,070)
Sale of 6,934,662 Private Placement Warrants	—	—	10,401,993	—	10,401,993
Fair value of public warrants, net of transaction costs	—	—	5,942,690	—	5,942,690
Forfeiture of Founder Shares	(247,509)	(25)	—	25	—
Allocated value of transaction costs to Class A ordinary shares	—	—	(325,177)	—	(325,177)
Accretion of Class A ordinary shares subject to possible redemption	—	—	(16,043,931)	(10,142,935)	(26,186,866)
Net income	—	—	—	630,602	630,602
Balance — December 31, 2022	5,502,491	550	—	(9,522,238)	(9,521,688)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(7,143,555)	(7,143,555)
Net income	—	—	—	4,771,471	4,771,471
Balance — December 31, 2023	5,502,491	$550	$—	$(11,894,322)	$(11,893,772)

The accompanying notes are an integral part of these financial statements.

VALUENCE MERGER CORP. I

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$4,771,471	$630,602
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments and cash held in Trust Account	(6,163,554)	(3,247,370)
Changes in operating assets and liabilities:
Prepaid expenses	444,374	(522,444)
Accrued expenses and accounts payable	239,176	1,989,469
Net cash used in operating activities	(708,533)	(1,149,743)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(1,120,000)	(226,702,620)
Cash withdrawn from Trust Account in connection with redemption	167,831,206	—
Net cash provided by (used in) investing activities	166,711,206	(226,702,620)

Cash Flows from Financing Activities:
Proceeds from sale of units, net of underwriting discounts paid	—	218,300,626
Proceeds from sale of Private Placement Warrants	—	10,401,993
Proceeds from promissory note – related party	—	198,007
Repayment of promissory note – related party	—	(300,000)
Proceeds from convertible promissory note	1,650,941	—
Proceeds from convertible promissory note - related party	613,207	—
Payment of offering costs	(70,000)	(607,760)
Redemption of ordinary shares	(167,831,206)	—
Net cash (used in) provided by financing activities	(165,637,058)	227,992,866

Net Change in Cash	365,615	140,503
Cash – Beginning of period	319,201	178,698
Cash – End of period	$684,816	$319,201

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$70,000
Deferred underwriting fee payable	$—	$8,105,480

The accompanying notes are an integral part of these financial statements.

VALUENCE MERGER CORP. I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from August 27, 2021 (inception) through December 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on February 28, 2022. On March 3, 2022, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), included in the Units being offered, the “Public Shares”). Each Unit consists of one of the Company’s Class A ordinary shares, par value $0.001 per share (the “Class A ordinary shares”) and one-half of one redeemable warrant (the “Public Warrants”), with each Public Warrant entitling the holder thereof to purchase one Class A ordinary share for an initial exercise price of $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $200,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 6,666,667 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement, consisting of 2,666,667 Private Placement Warrants sold to VMCA Sponsor, LLC (f/k/a Valuence Capital, LLC) (the “Sponsor”) and 4,000,000 Private Placement Warrants sold to Valuence Partners LP, an investment fund affiliated with the Company’s Sponsor generating gross proceeds of $10,000,000, which is described in Note 4.

Following the closing of the Initial Public Offering on March 3, 2022, an amount of $206,000,000 ($10.30 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as determined by the Company, until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. As further described below, on March 1, 2024, pursuant to the IMTA Amendment (as defined below), the Company instructed Continental Stock Transfer and Trust Company to hold the initial gross proceeds of the IPO into a bank deposit account.

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

Prior to the consummation of the Initial Public Offering, on October 4, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares” or the “founder shares”). The founder shares included an aggregate of up to 750,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of founder shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming each of the Sponsor and Valuence Partners LP did not purchase any Public Shares in the Initial Public Offering). Simultaneously with the closing of the Initial Public Offering, the Sponsor transferred 1,200,000 founder shares to Valuence Partners LP, an investment fund affiliated with the Sponsor. As a result of the underwriters’ election to partially exercise their over-allotment option 247,510 Class B ordinary shares were forfeited, resulting in the Sponsor and Valuence Partners LP holding an aggregate of 5,502,490 founder shares.

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

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, for a per share redemption price payable in cash equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

On May 25, 2023, the Company held an extraordinary general meeting of shareholders (the “EGM”), where shareholders approved, among other things, an amendment to the Company’s memorandum and articles of association to extend the date by which the Company must consummate a Business Combination from June 3, 2023 (the “Initial Combination Period”) to September 3, 2023 (the “Extended Date”) and to allow the Company, without another shareholder vote, by resolution of the Board of Directors of the Company (the “Board of Directors”), to elect to further extend the Extended Date in one-month increments up to eighteen (18) additional times, or a total of up to thirty-six (36) months (each, an “Additional Extended Date”) after the IPO, until up to March 3, 2025 (the “Combination Period”). The Company’s shareholders also approved a proposal to amend the Company’s memorandum and articles of association to eliminate (i) the limitation that the Company may not redeem Public Shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (ii) the limitation that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such business combination. The Company’s shareholders also approved a proposal to provide for the right of a holder of the Company’s Class B ordinary shares to convert such shares into Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holder.

In connection with the approval of an amendment to the Company’s memorandum and articles of association to extend the Initial Business Combination Period, the Sponsor or its designees is required deposit into the Trust Account as a loan (a “Contribution” and the Sponsor or its designee making such Contribution, a “Contributor”), with respect to the initial extension to the Extended Date, $420,000, and with respect to each subsequent extension to an Additional Extended Date, one business day following the public announcement by the Company disclosing that the Board of Directors has determined to extend the date by which the Company must consummate a business combination for an additional month, with respect to the extension to each such Additional Extended Date, an amount equal to $140,000, in accordance with the Combination Period (each date on which a Contribution is to be deposited into the Trust Account, a “Contribution Date”). The maximum aggregate amount of Contributions will be $2,940,000. The Contributions were evidenced by two non-interest bearing, unsecured convertible promissory notes to the Contributor (the “Contribution Notes”) and will be repayable by the Company upon (i) consummation of a Business Combination and (ii) the date of the liquidation of the Company (the “Maturity Date”). Such loans may be converted into warrants of the post-business combination entity, which shall have terms identical to the Private Placement Warrants at the option of the Contributors. If the Company does not consummate a business combination by the Combination Period, any such promissory notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. If the Company has consummated a business combination or announced its intention to wind up prior to any Contribution Date, any obligation to make Contributions will terminate.

As of the date of this Annual Report, the Company, with the approval by the Board of Directors, extended the Initial Combination Period to April 3, 2024 and caused to be deposited an additional $980,000 into the Company’s Trust Account.

On June 5, 2023, the Company issued a promissory note (the “Sponsor Convertible Promissory Note”) in the principal amount of up to $613,208 to the Sponsor for working capital requirements and payment of certain expenses in connection the Company’s Business Combination. The Sponsor Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the Sponsor Convertible Promissory Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants, each exercisable for one Class A Share of the Company (the “Conversion Warrants”), equal to (x) the portion of the principal amount of the Sponsor Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Sponsor Convertible Promissory Note was accounted for using the bifurcation method and was determined that the conversion feature had no value and was recorded at par value. As of December 31, 2023, $613,208 is outstanding under the Sponsor Convertible Promissory Note.

Also on June 5, 2023, the Company issued an unsecured convertible promissory note to Valuence Partners LP, an affiliate of the Sponsor (the “VP Convertible Promissory Note”), pursuant to which the Company may borrow up to an aggregate maximum amount of $1,650,943. The VP Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the VP Convertible Promissory Note, Valuence Partners LP may elect to convert all or any portion of the unpaid principal balance into that number of warrants, each exercisable for one Class A Share of the Company, equal to (x) the portion of the principal amount of the VP Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The aggregate amount convertible into Conversion Warrants pursuant to the Sponsor Convertible Promissory Note and the VP Convertible Promissory Note shall not exceed $1,500,000. The VP Convertible Promissory Note was accounted for using the bifurcation method, and was determined that the conversion feature had no value and was recorded at par value. As of December 31, 2023, $1,650,941 has been borrowed against VP Convertible Promissory Note.

On June 14, 2023, the Listing Qualifications Department of the Nasdaq Stock Market, LLC (“Nasdaq”) notified the Company that the Company was not in compliance with Nasdaq’s minimum $1,000,000 aggregate market value of warrants requirement set forth in Listing Rule 5452(b)(C). Based on Nasdaq’s further review and materials submitted by the Company to Nasdaq on July 19, 2023 and August 23, 2023, Nasdaq granted the Company an extension to December 11, 2023 to regain compliance with Listing Rule 5452(b)(C).

On March 1, 2024, the Company entered into amendment no. 1 (the “IMTA Amendment”) to the Investment Management Trust Agreement (the “IMTA”) with Continental Stock Transfer & Trust Company, as trustee. Pursuant to the IMTA Amendment, Section 1(c) of the IMTA was amended to provide that the trustee may, at the direction of the Company (i) hold funds uninvested, (ii) hold funds in an interest-bearing or non-interest bearing bank demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by the trustee that is reasonably satisfactory to the Company, or (iii) invest and reinvest the Property (as defined in the IMTA) in solely United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act (or any successor rule), which invest only in direct U.S. government treasury obligations, as determined by the Company. Pursuant to the IMTA Amendment, the Company instructed Continental Stock Transfer and Trust Company to hold the initial gross proceeds of the IPO into a bank deposit account.

If a shareholder vote is not required in connection with a Business Combination and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Company’s shares prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Initial Shareholders have agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other material provision relating to the rights of Public Shareholders, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account and not previously released to pay taxes, divided by the number of then issued and outstanding Public Shares.

On each of September 13, 2023, October 3, 2023, November 3, 2023 and December 1, 2023 the Company caused to be deposited an additional $140,000, for a total of $560,000, into the Company’s Trust Account in connection with the approval by the Board of Directors of an extension of the date by which we must consummate a Business Combination by an additional month, extending from September 3, 2023, to January 3, 2024, which comprises of 4 of the 18 potential one-month extensions available to us.

Subsequent to the reporting date on these financial statements, on each of January 1, 2024, February 1, 2024 and March 1, 2024, the Company caused to be deposited an additional $140,000 into the Company’s Trust Account on each date, in connection with each subsequent approval by the Board of Directors of an extension of the date by which the Company has to consummate an initial business combination by an additional month on each deposit date, from January 3, 2024 to April 3, 2024, which comprises of 7 of the 18 potential one-month extensions available to the Company.

As previously disclosed, our amended and restated memorandum and articles of association, as amended, provides the Company the right to extend such date up to eighteen times for an additional one month each time to up to March 3, 2025, provided that the Company cause to be deposited the Contribution in connection with each Additional Extended Date.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality, or other similar agreement for a Business Combination, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern

As of December 31, 2023, the Company had cash of $684,816, and a working capital deficit of $3,928,292.

Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. However, the Working Capital Loans, the Sponsor Convertible Promissory Note and the VP Convertible Promissory Note, as defined in Note 5, will provide additional flexibility to continue the identification and pursuit of potential business combination targets. Over this time period, the Company will be using available funds, including those from the Working Capital Loans, for the purpose of paying existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 3, 2025, if the Company, without shareholder approval, elects to further extend such deadline, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 3, 2025, if the Company, without shareholder approval, elects to further extend such deadline.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

As of December 31, 2023 and 2022, the Company had cash of $684,816 and $319,201, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2023 and 2022.

Cash and Investments Held in Trust Account

At December 31, 2023 and 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Warrant Instruments

The Company accounts for the 17,939,643 warrants issued in connection with the Initial Public Offering and Over-Allotment as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of issuance costs of temporary equity at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrant issuance costs are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The fair value of the Public Warrants has been estimated using its quoted market price as of December 31, 2023. As the Company’s warrants meet the criteria for equity classification, the Company has accounted for the warrants as equity classified.

Class A ordinary shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2023 and 2022, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

At December 31, 2023 and 2022, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$220,099,630
Less:
Proceeds allocated to Public Warrants	(5,942,690)
Class A ordinary shares issuance costs	(10,393,817)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	26,186,866
Class A ordinary shares subject to possible redemption, at redemption value, December 31, 2022	229,949,989
Less:
Redemption of shares	(167,831,206)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	7,143,555
Class A ordinary shares subject to possible redemption, at redemption value, December 31, 2023	$69,262,338

Income Taxes

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2023 and 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Ordinary Share

The Company complies with accounting and ordinary disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the loss of the Company. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,939,643 Class A ordinary shares in the aggregate. As of December 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$3,339,582	$1,431,889	$486,368	$144,234
Denominator:
Basic and diluted weighted average shares outstanding	12,833,415	5,502,491	18,243,751	5,410,253
Basic and diluted net income per ordinary share	$0.26	$0.26	$0.03	$0.03

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of December 31, 2023.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 - PUBLIC OFFERING

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

NOTE 4 - PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor, together with Valuence Partners LP, an investment fund affiliated with the Sponsor, purchased an aggregate of 6,666,667 Private Placement Warrants, consisting of 2,666,667 Private Placement Warrants to VMCA Sponsor, LLC (f/k/a Valuence Capital, LLC) (the “Sponsor”) and 4,000,000 Private Placement Warrants to Valuence Partners LP, at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $10,000,000. On March 8, 2022, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional 267,995 Private Placement Warrants to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $401,993. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). There will be no liquidating distributions with respect to the Private Placement Warrants.

NOTE 5 - RELATED PARTY TRANSACTIONS

Founder Shares

On October 4, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 Class B ordinary shares (the “Founder Shares”). The Founder Shares included an aggregate of up to 750,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming each of the Sponsor and Valuence Partners LP did not purchase any Public Shares in the Initial Public Offering). Simultaneously with the closing of the Initial Public Offering, the Sponsor transferred 1,200,000 Founder Shares to Valuence Partners LP, an investment fund affiliated with the Sponsor. As a result of the underwriters’ election to partially exercise their over-allotment option on March 8, 2022, a total of 502,490 Founder Shares were no longer subject to forfeiture and up to 247,510 shares of Class B ordinary shares remained subject to forfeiture. As of April 14, 2022, the underwriters’ over-allotment option expired, and therefore, the 247,510 remaining Class B ordinary shares subject to forfeiture were forfeited, resulting in the Sponsor and Valuence Partners LP holding an aggregate of 5,502,490 Founder Shares.

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

On June 5, 2023, the Company issued a promissory note (the “Sponsor Convertible Promissory Note”) in the principal amount of up to $613,208 to the Sponsor for working capital requirements and payment of certain expenses in connection the Company’s Business Combination. The Sponsor Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the Sponsor Convertible Promissory Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into the Conversion Warrants, equal to (x) the portion of the principal amount of the Sponsor Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Sponsor Convertible Promissory Note was accounted for using the bifurcation method and was determined that the conversion feature had no value and was recorded at par value. As of December 31, 2023, $613,208 is outstanding under the Sponsor Convertible Promissory Note.

Also on June 5, 2023, the Company issued an unsecured convertible promissory note to Valuence Partners LP, an affiliate of the Sponsor (the “VP Convertible Promissory Note”), pursuant to which the Company may borrow up to an aggregate maximum amount of $1,650,943. The VP Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the VP Convertible Promissory Note, Valuence Partners LP may elect to convert all or any portion of the unpaid principal balance into that number of warrants, each exercisable for one Class A Share of the Company, equal to (x) the portion of the principal amount of the VP Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The aggregate amount convertible into Conversion Warrants pursuant to the Sponsor Convertible Promissory Note and the VP Convertible Promissory Note shall not exceed $1,500,000. The VP Convertible Promissory Note was accounted for using the bifurcation method, and was determined that the conversion feature had no value and was recorded at par value. As of December 31, 2023, $1,650,941 has been borrowed against VP Convertible Promissory Note.

Advance from Related Party

On March 7, 2022, in connection with the unexercised Over-Allotment options, Carnegie Park Capital agreed for the Company to retain the residual $198,384 in the form of an advance to be repaid by the earlier of December 3, 2023, or the Business Combination. At December 31, 2023 and 2022, advance from related parties totaled $198,384.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. These financial statements does not include any adjustments that might result from the outcome of this uncertainty.

Management continues to evaluate the impact of ongoing geopolitical instability events, including the Russia-Ukraine conflict and the Israel-Hamas conflict. As a result of the Russia-Ukraine conflict, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of the Russia-Ukraine conflict, Israel-Hamas conflict and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

NOTE 7 - SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 180,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2023 and 2022, there were 6,210,718 and 22,009,963 Class A ordinary shares issued and outstanding, which are presented in temporary equity, respectively.

Class B ordinary shares -  The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2023 and 2022, there were 5,502,490 Class B ordinary shares issued and outstanding. The founder shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On March 8, 2022, the underwriters partially exercised their over-allotment option resulting in 502,490 Class B ordinary shares no longer subject to forfeiture. On April 14, 2022, the over-allotment option expired, and 247,510 Class B ordinary shares were forfeited.

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

Warrants - At December 31, 2023 and 2022, there were 11,004,981 Public Warrants and 6,934,662 Private Placement Warrants outstanding and no Public Warrants and Private Placement Warrants outstanding, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees.

NOTE 8 - FAIR VALUE MEASUREMENTS

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

At December 31, 2023, assets held in the Trust Account were comprised of $69,402,338 in money market funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2023, the Company has withdrawn $167,831,206 on the Trust Account in connection with redemption.

At December 31, 2022, assets held in the Trust Account were comprised of $229,949,989 in money market funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2022, the Company has not withdrawn interest earned on the Trust Account to pay for its tax obligations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023 and 2022 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2023	December 31, 2022
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$69,402,338	$229,949,989

NOTE 9 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On each of January 3, 2024, February 2, 2024 and March 1, 2024, the Company caused to be deposited an additional $140,000, for an aggregate total of $980,000, into the Company’s Trust Account in connection with each of the approvals by the Board of Directors of an extension of the date by which the Company has to consummate an initial business combination by an additional month, which comprises of 7 of the 18 potential one-month extensions available to the Company.

On March 1, 2024, the Company, pursuant to the IMTA Amendment, instructed Continental Stock Transfer and Trust Company to hold the initial gross proceeds of the IPO into a bank deposit account. Further, investing in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities.

