Form 10-Q
period 2024-03-31
Valuence Merger Corp. I
filed 2024-05-15
CIK 1892747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024 there were 6,210,718 Class A ordinary shares, par value $0.0001 per share, and 5,502,490 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

VALUENCE MERGER CORP. I

QUARTERLY REPORT ON FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM UNAUDITED CONDENSED FINANCIAL STATEMENTS

VALUENCE MERGER CORP. I

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$25,017	$684,816
Prepaid expenses	133,792	78,070
Total current assets	158,809	762,886

Cash and investments held in trust account	70,668,487	69,402,338
TOTAL ASSETS	$70,827,296	$70,165,224

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses and accounts payable	$2,302,037	$2,228,646
Advance from related party	198,384	198,384
Working capital loans	613,207	613,207
Convertible note - related party	1,650,941	1,650,941
Total current liabilities	4,764,569	4,691,178

Deferred underwriting fees	8,105,480	8,105,480
TOTAL LIABILITIES	12,870,049	12,796,658

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 6,210,718 shares at redemption value of $11.36 and $11.15 per share at March 31, 2024 and December 31, 2023, respectively	70,528,487	69,262,338

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; none issued or outstanding (excluding 6,210,718 shares subject to possible redemption) as of March 31, 2024 and December 31, 2023	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,502,490 shares issued and outstanding as of March 31, 2024 and December 31, 2023	550	550
Additional paid-in capital	—	—
Accumulated deficit	(12,571,790)	(11,894,322)
TOTAL SHAREHOLDERS’ DEFICIT	(12,571,240)	(11,893,772)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$70,827,296	$70,165,224

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2024	2023

Operating costs	$257,469	$654,675
Loss from operations	(257,469)	(654,675)

Other income:
Interest earned on investments held in trust account	846,150	2,430,776
Total other income	846,150	2,430,776

Net income	$588,681	$1,776,101

Basic and diluted weighted average shares outstanding, Class A ordinary shares	6,210,718	22,009,963

Basic and diluted net income per share, Class A ordinary shares	$0.05	$0.06

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,502,490	5,502,490

Basic and diluted net income per share, Class B ordinary shares	$0.05	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2024 (audited)	5,502,490	$550	$—	$(11,894,322)	$(11,893,772)

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(1,266,149)	(1,266,149)

Net income	—	—	—	588,681	588,681

Balance – March 31, 2024 (unaudited)	5,502,490	$550	$—	$(12,571,790)	$(12,571,240)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023 (audited)	5,502,490	$550	$—	$(9,522,238)	$(9,521,688)

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,430,776)	(2,430,776)

Net income	—	—	—	1,776,101	1,776,101

Balance – March 31, 2023 (unaudited)	5,502,490	$550	—	$(10,176,913)	$(10,176,363)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$588,681	$1,776,101
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in trust account	(846,150)	(2,430,776)
Changes in operating assets and liabilities:
Prepaid expenses	(55,722)	49,843
Accrued expenses and accounts payable	73,392	455,435
Net cash used in operating activities	(239,799)	(149,397)

Cash Flows from Investing Activities:
Investment of cash into trust account	(420,000)	—
Net cash used in investing activities	(420,000)	—

Net Change in Cash	(659,799)	(149,397)
Cash – Beginning of period	684,816	319,201
Cash – End of period	$25,017	$169,804

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS MARCH 31, 2024

NOTE 1- DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from August 27, 2021 (inception) through March 31, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on February 28, 2022. On March 3, 2022, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”). Each Unit consists of one of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”) and one-half of one redeemable warrant (the “Public Warrants”), with each Public Warrant entitling the holder thereof to purchase one Class A ordinary share for an initial exercise price of $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $200,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 6,666,667 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement, consisting of 2,666,667 Private Placement Warrants sold to VMCA Sponsor, LLC (f/k/a Valuence Capital, LLC) (the “Sponsor”) and 4,000,000 Private Placement Warrants sold to Valuence Partners LP, an investment fund affiliated with the Company’s Sponsor, generating gross proceeds of $10,000,000, which is described in Note 4.

Following the closing of the Initial Public Offering on March 3, 2022, an amount of $206,000,000 ($10.30 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as determined by the Company, until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. As further described below, on March 1, 2024, pursuant to the IMTA Amendment (as defined below), the Company instructed Continental Stock Transfer and Trust Company to move the Trust Account out of investment in securities and into an interest-bearing bank deposit account.

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

VALUENCE MERGER CORP. I NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS MARCH 31, 2024

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (excluding the amount of any deferred underwriting discount held in the Trust Account and taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

On May 25, 2023, the Company held an extraordinary general meeting of shareholders (the “EGM”), where shareholders approved, among other things, an amendment to the Company’s memorandum and articles of association to extend the date by which the Company must consummate a Business Combination from June 3, 2023 (the “Initial Combination Period”) to September 3, 2023 (the “Extended Date”) and to allow the Company, without another shareholder vote, by resolution of the Board of Directors of the Company (the “Board of Directors”), to elect to further extend the Extended Date in one-month increments up to eighteen (18) additional times, or a total of up to thirty-six (36) months (each, an “Additional Extended Date”) after the IPO, until up to March 3, 2025 (the “Combination Period”). The Company’s shareholders also approved a proposal to amend the Company’s memorandum and articles of association to eliminate (i) the limitation that the Company may not redeem Public Shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (ii) the limitation that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such business combination. The Company’s shareholders also approved a proposal to provide for the right of a holder of the Company’s Class B ordinary shares to convert such shares into Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holder. In connection with the approval of Additional Extended Date, holders of 15,799,245 Class A shares subject to possible redemptions exercised their right to redeem such shares. As result the Company paid $167,831,206 (or $10.62 per share) to the redeeming shareholders. After redemptions the Company had 6,210,718 Class A common shares subject to possible redemption outstanding.

In connection with the approval of an amendment to the Company’s memorandum and articles of association to extend the Combination Period, the Sponsor or its designees is required deposit into the Trust Account as a loan (a “Contribution” and the Sponsor or its designee making such Contribution, a “Contributor”), with respect to the initial extension to the Extended Date, $420,000, and with respect to each subsequent extension to an Additional Extended Date, one business day following the public announcement by the Company disclosing that the Board of Directors has determined to extend the date by which the Company must consummate a business combination for an additional month, with respect to the extension to each such Additional Extended Date, an amount equal to $140,000, in accordance with the Combination Period (each date on which a Contribution is to be deposited into the Trust Account, a “Contribution Date”). The maximum aggregate amount of Contributions will be $2,940,000. The Contributions were evidenced by two non-interest bearing, unsecured convertible promissory notes to the Contributor (the “Contribution Notes”) and will be repayable by the Company upon (i) consummation of a Business Combination and (ii) the date of the liquidation of the Company (the “Maturity Date”). Such loans may be converted into warrants of the post-business combination entity, which shall have terms identical to the Private Placement Warrants at the option of the Contributors. If the Company does not consummate a business combination by the Combination Period, any such promissory notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. If the Company has consummated a business combination or announced its intention to wind up prior to any Contribution Date, any obligation to make Contributions will terminate.

VALUENCE MERGER CORP. I NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS MARCH 31, 2024

As of the date of this Quarterly Report, the Company, with the approval by the Board of Directors, extended the Combination Period to June 3, 2024 and caused to be deposited an additional $1,220,000 into the Company’s Trust Account.

On June 5, 2023, the Company issued a promissory note (the “Sponsor Convertible Promissory Note”) in the principal amount of up to $613,207 to the Sponsor for working capital requirements and payment of certain expenses in connection the Company’s Business Combination. The Sponsor Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the Sponsor Convertible Promissory Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants, each exercisable for one Class A ordinary share (the “Conversion Warrants”), equal to (x) the portion of the principal amount of the Sponsor Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Sponsor Convertible Promissory Note was accounted for using the bifurcation method and was determined that the conversion feature had no value and was recorded at par value. As of March 31, 2024, $613,207 is outstanding under the Sponsor Convertible Promissory Note.

Also on June 5, 2023, the Company issued an unsecured convertible promissory note to Valuence Partners LP, an affiliate of the Sponsor (the “VP Convertible Promissory Note”), pursuant to which the Company may borrow up to an aggregate maximum amount of $1,650,943. The VP Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the VP Convertible Promissory Note, Valuence Partners LP may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants, equal to (x) the portion of the principal amount of the VP Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The aggregate amount convertible into Conversion Warrants pursuant to the Sponsor Convertible Promissory Note and the VP Convertible Promissory Note shall not exceed $1,500,000. The VP Convertible Promissory Note was accounted for using the bifurcation method, and was determined that the conversion feature had no value and was recorded at par value. As of March 31, 2024, $1,650,941 has been borrowed against VP Convertible Promissory Note.

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

On March 1, 2024, the Company entered into amendment no. 1 (the “IMTA Amendment”) to the Investment Management Trust Agreement (the “IMTA”) with Continental Stock Transfer & Trust Company, as trustee. Pursuant to the IMTA Amendment, Section 1(c) of the IMTA was amended to provide that the trustee may, at the direction of the Company (i) hold funds uninvested, (ii) hold funds in an interest-bearing or non-interest bearing bank demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by the trustee that is reasonably satisfactory to the Company, or (iii) invest and reinvest the Property (as defined in the IMTA) in solely United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act (or any successor rule), which invest only in direct U.S. government treasury obligations, as determined by the Company. Pursuant to the IMTA Amendment, the Company instructed Continental Stock Transfer and Trust Company to move the Trust Account out of investment in securities and into an interest-bearing bank deposit account.

If a shareholder vote is not required in connection with a Business Combination and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Company’s shares prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

VALUENCE MERGER CORP. I NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS MARCH 31, 2024

The Initial Shareholders have agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the amended and restated memorandum and articles of association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period or (ii) with respect to any other material provision relating to the rights of Public Shareholders, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account and not previously released to pay taxes, divided by the number of then issued and outstanding Public Shares.

On each of September 13, 2023, October 3, 2023, November 3, 2023, December 1, 2023, January 3, 2024, February 2, 2024, and March 1, 2024, the Company caused to be deposited an additional $140,000, for a total of $980,000, into the Company’s Trust Account in connection with the approval by the Board of Directors of an extension of the date by which the Company must consummate a Business Combination by an additional month. Subsequent to the reporting date on these financial statements, on each of April 2, 2024 and May 3, 2024, the Company caused to be deposited an additional $140,000 into the Company’s Trust Account on each date, in connection with each subsequent approval by the Board of Directors of an extension of the date by which the Company has to consummate an initial business combination by an additional month on each deposit date, from April 3, 2024 to June 3, 2024, which, together with the extensions from September 3, 2023 to April 3, 2024, comprises of 9 of the 18 potential one-month extensions available to the Company, and a total of $1,220,000 invested into the Company’s Trust Account.

As previously disclosed, Company’s amended and restated memorandum and articles of association, as amended, provides the Company the right to extend such date up to eighteen times for an additional one month each time to up to March 3, 2025, provided that the Company cause to be deposited the Contribution in connection with each Additional Extended Date.

On May 6, 2024, the Company filed a preliminary proxy statement with the SEC seeking shareholder approval to reduce the amount of the Contribution required for each monthly extension to an Additional Extended Date.

The Initial Shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders or any of their respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity and Going Concern

As of March 31, 2024, the Company had cash of $25,017, and a working capital deficit of $4,605,760.

VALUENCE MERGER CORP. I NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS MARCH 31, 2024

Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. However, the Working Capital Loans, the Sponsor Convertible Promissory Note and the VP Convertible Promissory Note will provide additional flexibility to continue the identification and pursuit of potential business combination targets. Over this time period, the Company will be using available funds, including those from the Working Capital Loans, for the purpose of paying existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

VALUENCE MERGER CORP. I NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS MARCH 31, 2024

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

Cash and Cash Equivalents

As of March 31, 2024, and December 31, 2023, the Company had cash of $25,017 and $684,816, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2024 and December 31, 2023.

Cash and Investments Held in Trust Account

At March 31, 2024, the assets in the Company’s Trust Account were invested in cash in a demand deposit account. As of December 31, 2023, substantially all of the assets held in the Trust Account were held in money market funds, which were invested primarily in U.S. Treasury securities. When the Company’s investments held in the Trust Account are comprised of U.S. Treasury securities, the investments are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs

The Company complies with the requirements of the Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering date that are directly related to the Initial Public Offering. Offering costs were charged to temporary equity and permanent equity based on relative fair values, upon the completion of the Initial Public Offering.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of issuance costs of temporary equity at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrant issuance costs are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The fair value of the Public Warrants has been estimated using its quoted market price as of March 31, 2024. As the Company’s warrants meet the criteria for equity classification, the Company has accounted for the warrants as equity classified.

VALUENCE MERGER CORP. I NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS MARCH 31, 2024

Class A ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2024 and December 31, 2023, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

At March 31, 2024 and December 31, 2023, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$220,099,630
Less:
Proceeds allocated to Public Warrants	(5,942,690)
Class A ordinary shares issuance costs	(10,393,817)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	26,186,866
Class A ordinary shares subject to possible redemption, at redemption value, December 31, 2022	229,949,989
Less:
Redemption of shares	(167,831,206)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	7,143,555
Class A ordinary shares subject to possible redemption, at redemption value, December 31, 2023	$69,262,338
Plus:
Accretion of Class A ordinary shares subject to possible redemption	1,266,149
Class A ordinary shares subject to possible redemption, at redemption value, March 31, 2024	$70,528,487

Income Taxes

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

VALUENCE MERGER CORP. I NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS MARCH 31, 2024

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,939,643 Class A ordinary shares in the aggregate. As of March 31, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$312,137	$276,544	$1,420,881	$355,220
Denominator:
Basic and diluted weighted average shares outstanding	6,210,718	5,502,490	22,009,963	5,502,490
Basic and diluted net income per ordinary share	$0.05	$0.05	$0.06	$0.06

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of March 31, 2024.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

VALUENCE MERGER CORP. I NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS MARCH 31, 2024

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Founder Shares

On October 4, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 Class B ordinary shares. The Founder Shares included an aggregate of up to 750,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming each of the Sponsor and Valuence Partners LP did not purchase any Public Shares in the Initial Public Offering). Simultaneously with the closing of the Initial Public Offering, the Sponsor transferred 1,200,000 Founder Shares to Valuence Partners LP, an investment fund affiliated with the Sponsor. As a result of the underwriters’ election to partially exercise their over-allotment option on March 8, 2022, a total of 502,490 Founder Shares were no longer subject to forfeiture and up to 247,510 shares of Class B ordinary shares remained subject to forfeiture. As of April 14, 2022, the underwriters’ over-allotment option expired, and therefore, the 247,510 remaining Class B ordinary shares subject to forfeiture were forfeited, resulting in the Sponsor and Valuence Partners LP holding an aggregate of 5,502,490 Founder Shares.

Each of the Sponsor and Valuence Partners LP has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

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

VALUENCE MERGER CORP. I NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS MARCH 31, 2024

On June 5, 2023, the Company issued a promissory note (the “Sponsor Convertible Promissory Note”) in the principal amount of up to $613,207 to the Sponsor for working capital requirements and payment of certain expenses in connection the Company’s Business Combination. The Sponsor Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the Sponsor Convertible Promissory Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants, equal to (x) the portion of the principal amount of the Sponsor Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Sponsor Convertible Promissory Note was accounted for using the bifurcation method and was determined that the conversion feature had no value and was recorded at par value. As of March 31, 2024 and December 31, 2023, $613,207 is outstanding under the Sponsor Convertible Promissory Note.

Also on June 5, 2023, the Company issued an unsecured convertible promissory note to Valuence Partners LP, an affiliate of the Sponsor (the “VP Convertible Promissory Note”), pursuant to which the Company may borrow up to an aggregate maximum amount of $1,650,943. The VP Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the VP Convertible Promissory Note, Valuence Partners LP may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants, equal to (x) the portion of the principal amount of the VP Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The aggregate amount convertible into Conversion Warrants pursuant to the Sponsor Convertible Promissory Note and the VP Convertible Promissory Note shall not exceed $1,500,000. The VP Convertible Promissory Note was accounted for using the bifurcation method, and was determined that the conversion feature had no value and was recorded at par value. As of March 31, 2024 and December 31, 2023, $1,650,941 has been borrowed against VP Convertible Promissory Note.

Advance from Related Party

On March 7, 2022, in connection with the unexercised Over-Allotment options, Carnegie Park Capital agreed for the Company to retain the residual $198,384 in the form of an advance to be repaid by the earlier of December 3, 2023, or the Business Combination. At March 31, 2024 and December 31, 2023, advance from related parties totaled $198,384.

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

Management continues to evaluate the impact of ongoing geopolitical instability events, including the Russia-Ukraine conflict and the Israel-Hamas conflict. As a result of the Russia-Ukraine conflict, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of the Russia-Ukraine conflict, Israel-Hamas conflict and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

VALUENCE MERGER CORP. I NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS MARCH 31, 2024

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

NOTE 7 - SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 180,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were 6,210,718 Class A ordinary shares issued and outstanding, which are presented in temporary equity.

Class B Ordinary Shares -  The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were 5,502,490 Class B ordinary shares issued and outstanding. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On March 8, 2022, the underwriters partially exercised their over-allotment option resulting in 502,490 Class B ordinary shares no longer subject to forfeiture. On April 14, 2022, the over-allotment option expired, and 247,510 Class B ordinary shares were forfeited.

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

Warrants - At March 31, 2024 and December 31, 2023, there were 11,004,981 Public Warrants and 6,934,662 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

VALUENCE MERGER CORP. I NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS MARCH 31, 2024

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

VALUENCE MERGER CORP. I NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS MARCH 31, 2024

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the assessment of the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2024, assets held in the Trust Account were comprised of $70,668,487 held in an interest-bearing bank demand deposit account. From December 31, 2023 through March 31, 2024, the Company did not withdraw on the Trust Account in connection with redemptions.

At December 31, 2023, assets held in the Trust Account were comprised of $69,402,338 in money market funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2023, the Company has withdrawn $167,831,206 on the Trust Account in connection with redemption.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2024	December 31, 2023
Assets:
Investments held in Trust Account – Cash and U.S. Treasury Securities Money Market Fund	1	$-	$69,402,338

NOTE 9- SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheets date up to the date that the unaudited condensed financial statements were issued. Based upon this review the Company identified any subsequent events, as stated below, that require adjustment or disclosure in the unaudited condensed financial statements.

On each of April 2, 2024 and May 3, 2024, the Company caused to be deposited an additional $140,000 into the Company’s Trust Account on each date, in connection with each subsequent approval by the Board of Directors of an extension of the date by which the Company has to consummate an initial business combination by an additional month on each deposit date, from April 3, 2024 to June 3, 2024, which, together with the extensions from September 3, 2023 to April 3, 2024, comprises of 9 of the 18 potential one-month extensions available to the Company, and a total of $1,220,000 invested into the Company’s Trust Account.

On May 6, 2024, the Company filed a preliminary proxy statement with the SEC seeking shareholder approval to reduce the amount of the Contribution required for each monthly extension to an Additional Extended Date.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available.

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2024 (the “Annual Report”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Following the closing of the IPO and partial exercise of the over-allotment, $226,702,619 ($10.30 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in the Trust Account and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

In connection with the extension of the Combination Period, as described below, shareholders holding an aggregate of 15,799,245 Class A ordinary shares properly exercised their right to redeem their shares for $167,831,206. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $65.7 million. As of March 31, 2024, including Contributions made to the Trust Account in connection with monthly extensions of the Combination Period, as described below, the balance in our Trust Account was approximately $70.7 million.

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

On March 1, 2024, the Company entered into the IMTA Amendment. Pursuant to the IMTA Amendment, Section 1(c) of the IMTA was amended to provide that the trustee may, at the direction of the Company (i) hold funds uninvested, (ii) hold funds in an interest-bearing or non-interest bearing bank demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by the trustee that is reasonably satisfactory to the Company, or (iii) invest and reinvest the Property (as defined in the IMTA) in solely United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act (or any successor rule), which invest only in direct U.S. government treasury obligations, as determined by the Company. On the same day, pursuant to the IMTA Amendment, the Company instructed Continental Stock Transfer and Trust Company to move the Trust Account out of an investment in securities and into an interest-bearing bank deposit account. As a result, the remaining proceeds from the IPO and sale of Private Placement Warrants are no longer invested in U.S. government securities or money market funds. Investing in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities.

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

On each of September 13, 2023, October 3, 2023, November 3, 2023, December 1, 2023, January 3, 2024, February 2, 2024, and March 1, 2024, we caused to be deposited an additional $140,000, for an aggregate total of $980,000, into our Trust Account in connection with the approval by the Board of Directors of an extension of the date by which we must consummate a Business Combination by an additional month. Subsequent to the reporting date on these financial statements, on each of April 2, 2024 and May 3, 2024, the Company caused to be deposited an additional $140,000 into the Company’s Trust Account on each date, in connection with each subsequent approval by the Board of Directors of an extension of the date by which the Company has to consummate an initial business combination by an additional month on each deposit date, from April 3, 2024 to June 3, 2024, which, together with the extensions from September 3, 2023 to April 3, 2024, comprises of 9 of the 18 potential one-month extensions available to the Company, and a total of $1,220,000 invested into the Company’s Trust Account.

As previously disclosed, our amended and restated memorandum and articles of association, as amended, provides us the right to extend such date up to eighteen times for an additional one month each time to up to March 3, 2025, provided that we cause to be deposited the Contribution in connection with each Additional Extended Date.

Preliminary Proxy Statement

On May 6, 2024, the Company filed a preliminary proxy statement with the SEC seeking shareholder approval to reduce the amount of the Contribution required for each monthly extension to an Additional Extended Date.

Convertible Promissory Notes

On June 5, 2023, the Company issued the Sponsor Convertible Promissory Note in the principal amount of up to $613,207 to the Sponsor for working capital requirements and payment of certain expenses in connection the Company’s Business Combination. The Sponsor Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the liquidation of the Company. At any time prior to payment in full of the principal balance of the Sponsor Convertible Promissory Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants, equal to (x) the portion of the principal amount of the Sponsor Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Sponsor Convertible Promissory Note was accounted for using the bifurcation method and was determined that the conversion feature had no value and was recorded at par value. As of March 31, 2024, $613,207 is outstanding under the Sponsor Convertible Promissory Note.

Also on June 5, 2023, the Company issued the VP Convertible Promissory Note to Valuence Partners LP, an affiliate of the Sponsor, pursuant to which the Company may borrow up to an aggregate maximum amount of $1,650,943. The VP Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the liquidation of the Company. At any time prior to payment in full of the principal balance of the VP Convertible Promissory Note, Valuence Partners LP may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants, equal to (x) the portion of the principal amount of the VP Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The aggregate amount convertible into Conversion Warrants pursuant to the Sponsor Convertible Promissory Note and the VP Convertible Promissory Note shall not exceed $1,500,000. The VP Convertible Promissory Note was accounted for using the bifurcation method, and was determined that the conversion feature had no value and was recorded at par value. As of March 31, 2024, $1,650,941 has been borrowed against VP Convertible Promissory Note.

Results of Operations

As of March 31, 2024, we have not commenced any operations. All activity through March 31, 2024 relates to our formation, the IPO, and our search for an initial Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account.

For the three months ended March 31, 2024, we had a net income of $588,681, which consisted of interest earned on investments held in the Trust Account of $846,150, offset by operating costs of $257,469.

For the three months ended March 31, 2023, we had a net income of $1,776,101, which consisted of interest earned on marketable securities held in the Trust Account of $2,430,776, offset by general and administrative expenses of $654,675.

Liquidity and Capital Resources; Going Concern Consideration

As of March 31, 2024, we had cash of $25,017 and a working capital deficit of $4,605,760.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until up to March 3, 2025 to consummate a Business Combination or liquidate, provided that we cause to be deposited the Contribution in connection with each Additional Extended Date. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 3, 2025, if we, with shareholder approval, elect to further extend such deadline. Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this report. However, the Working Capital Loans, the Sponsor Convertible Promissory Note and the VP Convertible Promissory Note will provide additional flexibility to continue our identification and pursuit of potential Business Combination targets. Over this time period, the Company will be using available funds, including those from the Working Capital Loans, for the purpose of paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Other than the Contribution Notes previously disclosed in this Quarterly Report, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The underwriters are entitled to a deferred underwriting commissions of $0.35 per Unit, or $8,105,480 from the closing of the IPO. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely if we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our balance sheets of the financial statements contained elsewhere in this Quarterly Report.

Warrant Instruments

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to a company’s ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of a company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. Upon review of the warrant agreement, the Company’s management concluded that the Public Warrants and Private Placement Warrants issued pursuant to such warrant agreement qualify for equity accounting treatment.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 3, 2022, the Company consummated the sale of 20,000,000 Units in our Initial Public Offering. On March 4, 2022 the underwriters of the Initial Public Offering partially exercised their over-allotment option and, in connection therewith, on March 8, 2022 the Company consummated the issuance and sale of an additional 2,009,963 Units in our Initial Public Offering. The Units were sold at a price of $10.00 per Unit, generating gross proceeds at the time of the Initial Public Offering of $220,099,630. The securities sold in our Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-262246). The SEC declared the registration statement effective on February 28, 2022.

Offering costs for the Initial Public Offering and the exercise of the underwriters’ over-allotment option amounted to $10,718,994, consisting of $4,000,000 of underwriting fees, net of $2,200,996 reimbursed from the underwriters, $8,105,480 of deferred underwriting fees payable (which are held in the Trust Account) and $814,510 of other costs. The $8,105,480 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination, subject to the terms of the underwriting agreement.

On October 4, 2021, our Sponsor purchased an aggregate of 5,750,000 Founder Shares, for an aggregate offering price of $25,000 at an average purchase price of approximately $0.0043 per share (up to 750,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised). The number of Founder Shares issued was determined based on the expectation that the Founder Shares would represent 20% of the outstanding ordinary shares upon completion of the Initial Public Offering. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our Sponsor is an accredited investor for purposes of Rule 501 of Regulation D. As of April 14, 2022, the underwriters’ over-allotment option expired, and therefore, the 247,510 remaining Class B ordinary shares subject to forfeiture were forfeited, resulting in the Sponsor and Valuence Partners LP holding an aggregate of 5,502,490 Founder Shares.

In addition, our Sponsor, together with Valuence Partners LP, one of its affiliates, pursuant to a written agreement, purchased from us an aggregate of 6,666,667 Private Placement Warrants at a price of $1.50 per warrant. This purchase took place on a private placement basis simultaneously with the completion of our Initial Public Offering. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales of Founder Shares or Private Placement Warrants.

Following the closing of the IPO and sale of Private Placement Warrants, an aggregate of $226,702,619 ($10.30 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in the Trust Account.

Our Sponsor, officers and directors have agreed, and our amended and restated memorandum and articles of association provides, that we will have until up to March 3, 2025 to complete our Business Combination. If we are unable to complete our Business Combination by March 3, 2025, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable) divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants if we fail to complete our initial Business Combination within the Combination Period.

As of March 31, 2024, after giving effect to our Initial Public Offering and our operations subsequent thereto, including the monthly Contributions made to the Trust Account, approximately $70.7 million was held in the Trust Account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Amendment No. 1 to Investment Management Trust Agreement, dated March 1, 2024, between Valuence Merger Corp. I and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Valuence Merger Corp. I on March 5, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Form 10-Q for the quarterly period ended March 31, 2024, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

PART III - SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALUENCE MERGER CORP. I

Date: May 15, 2024	By:	/s/ Sung Yoon Woo
	Name:	Sung Yoon Woo
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Sungwoo (Andrew) Hyung
	Name:	Sungwoo (Andrew) Hyung
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

