Form 10-Q
period 2024-06-30
Valuence Merger Corp. I
filed 2024-08-14
CIK 1892747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024 there were 7,369,890 Class A ordinary shares, par value $0.0001 per share, and 2 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

VALUENCE MERGER CORP. I

QUARTERLY REPORT ON FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM UNAUDITED CONDENSED FINANCIAL STATEMENTS

VALUENCE MERGER CORP. I

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$20,106	$684,816
Prepaid expenses	110,998	78,070
Total current assets	131,104	762,886

Cash and investments held in Trust Account	21,598,622	69,402,338
TOTAL ASSETS	$21,729,726	$70,165,224

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses and accounts payable	$2,466,155	$2,228,646
Advance from related party	368,384	198,384
Working capital loans	613,207	613,207
Convertible notes - related party	1,950,941	1,650,941
Total current liabilities	5,398,687	4,691,178

Deferred underwriting fees	8,105,480	8,105,480
TOTAL LIABILITIES	13,504,167	12,796,658

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 1,867,402 and 6,210,718 shares at redemption value of $11.57 and $11.15 per share at June 30, 2024 and December 31, 2023, respectively	21,598,622	69,262,338

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; 5,502,488 and none issued or outstanding (excluding 1,867,402 and 6,210,718 shares subject to possible redemption) as of June 30, 2024 and December 31, 2023, respectively	550	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2 and 5,502,490 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	550
Additional paid-in capital	—	—
Accumulated deficit	(13,373,613)	(11,894,322)
TOTAL SHAREHOLDERS’ DEFICIT	(13,373,063)	(11,893,772)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$21,729,726	$70,165,224

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

General and administrative expenses	$465,800	$377,790	$723,269	$1,032,465
Loss from operations	(465,800)	(377,790)	(723,269)	(1,032,465)

Other income:
Interest earned on cash and investments held in Trust Account	634,492	1,962,830	1,480,642	4,393,606
Total other income	634,492	1,962,830	1,480,642	4,393,606

Net income	$168,692	$1,585,040	$757,373	$3,361,141

Weighted average shares outstanding of Class A redeemable ordinary shares	4,969,771	17,094,642	5,590,244	19,565,881

Basic and diluted net income per common share, Class A redeemable ordinary shares	$0.02	$0.07	$0.07	$0.13

Weighted average shares outstanding of Class A & Class B non-redeemable ordinary shares	5,502,490	5,502,490	5,502,490	5,502,490

Basic and diluted net income per common share, Class A and Class B non-redeemable ordinary shares	$0.02	$0.07	$0.07	$0.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A ordinary shares		Class B ordinary shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2024	—	$—	5,502,490	$550	$—	$(11,894,322)	$(11,893,772)
	—	—
Accretion of Class A ordinary shares subject to possible redemption			—	—	—	(1,266,149)	(1,266,149)

Net income	—	—	—	—	—	588,681	588,681

Balance as of March 31, 2024	—	$—	5,502,490	$550	$—	$(12,571,790)	$(12,571,240)

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(970,515)	(970,515)

Conversion of Class B ordinary shares to Class A ordinary shares	5,502,488	550	(5,502,488)	(550)	—	—	—

Net income	—	—	—	—	—	168,692	168,692

Balance as of June 30, 2024	5,502,488	$550	2	$—	$—	$(13,373,613)	$(13,373,063)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	5,502,490	$550	$—	$(9,522,238)	$(9,521,688)

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,430,776)	(2,430,776)

Net income	—	—	—	1,776,101	1,776,101

Balance – March 31, 2023	5,502,490	550	—	(10,176,913)	(10,176,363)

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,382,830)	(2,382,830)

Net income	—	—	—	1,585,040	1,585,040

Balance – June 30, 2023	5,502,490	$550	$—	$(10,974,703)	$(10,974,153)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$757,373	$3,361,141
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(1,480,642)	(4,393,606)
Changes in operating assets and liabilities:
Prepaid expenses	(32,928)	181,354
Accrued expenses and accounts payable	237,510	502,620
Net cash used in operating activities	(518,687)	(348,491)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(616,023)	(420,000)
Cash withdrawn from Trust Account in connection with redemption	49,900,380	167,831,206
Net cash provided by investing activities	49,284,357	167,411,206

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	300,000	465,000
Advance from related party	170,000	—
Proceeds from working capital loan	—	172,714
Payment of offering costs	—	(70,000)
Redemption of ordinary shares	(49,900,380)	(167,831,206)
Net cash used in financing activities	(49,430,380)	(167,263,492)

Net Change in Cash	(664,710)	(200,777)
Cash – Beginning of period	684,816	319,201
Cash – End of period	$20,106	$118,424

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from August 27, 2021 (inception) through June 30, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

VALUENCE MERGER CORP. I NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2024

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

If a shareholder vote is not required in connection with a Business Combination and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the Company’s amended and restated memorandum and articles of association, as amended (the “Articles”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Company’s shares prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Initial Shareholders have each agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Articles (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other material provision relating to the rights of Public Shareholders, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account and not previously released to pay taxes, divided by the number of then issued and outstanding Public Shares.

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

VALUENCE MERGER CORP. I NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2024

On May 25, 2023, the Company held an extraordinary general meeting (the “May 2023 Meeting”), where shareholders approved, among other things, an amendment to the Articles to extend the date by which the Company must consummate a Business Combination (the “Combination Period”) from June 3, 2023 to September 3, 2023 and to allow the Company, without another shareholder vote, by resolution of the Board of Directors of the Company (the “Board of Directors”), to elect to further extend the Combination Period in one-month increments up to eighteen (18) additional times, or a total of up to thirty-six (36) months after the Initial Public Offering, until up to March 3, 2025. In connection with such extensions to the Combination Period, the Sponsor or its designees was required to deposit into the Trust Account, as a loan, $420,000 for the extension to September 3, 2023 and $140,000 for each monthly extension thereafter (each, a “Contribution”). The Company’s shareholders also approved an amendment to the Articles to eliminate (i) the limitation that the Company may not redeem Public Shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (ii) the limitation that the Company shall not consummate a Business Combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such Business Combination. The Company’s shareholders also approved an amendment to the Articles to permit a holder of the Company’s Class B ordinary shares to convert such shares into Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holder. In connection with the May 2023 Meeting, holders of 15,799,245 Class A ordinary shares subject to possible redemption exercised their right to redeem such shares. As result the Company paid $167,831,206 (or $10.62 per share) to the redeeming shareholders. After redemptions the Company had 6,210,718 Class A ordinary shares subject to possible redemption outstanding. The Company, with the approval by the Board of Directors, extended the Combination Period to June 3, 2024 and caused to be deposited an additional $1,680,000 into the Company’s Trust Account.

On June 5, 2023, in connection with the required Contributions for monthly extensions to the Combination Period and for working capital purposes, the Company issued a non-interest bearing, unsecured convertible promissory note to the Sponsor in the aggregate principal amount of $613,207 (the “Sponsor Convertible Promissory Note”) and to Valuence Partners LP in the aggregate principal amount of $1,650,943 (the “VP Convertible Promissory Note, and together with the Sponsor Convertible Promissory Note, the “Contribution Notes”). The Contribution Notes will be repayable by the Company upon the earlier of (i) consummation of a Business Combination and (ii) the date of the liquidation of the Company (the “Maturity Date”). Such loans may be converted into warrants of the post-Business Combination entity at the option of the payees, which shall have terms identical to the Private Placement Warrants. If the Company does not consummate a Business Combination by the end of the Combination Period, any the outstanding principal amount of the Contribution Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Contribution Notes were accounted for using the bifurcation method and it was determined that the conversion feature had no value and the Contribution Notes were recorded at par value. As of June 30, 2024, $613,207 is outstanding under the Sponsor Convertible Promissory Note and $1,650,943 has been borrowed against VP Convertible Promissory Note.

On March 1, 2024, the Company entered into Amendment No. 1 (the “IMTA Amendment”) to the Investment Management Trust Agreement (the “IMTA”) with Continental Stock Transfer & Trust Company, as trustee. Pursuant to the IMTA Amendment, Section 1(c) of the IMTA was amended to provide that the trustee may, at the direction of the Company (i) hold funds uninvested, (ii) hold funds in an interest-bearing or non-interest bearing bank demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by the trustee that is reasonably satisfactory to the Company, or (iii) invest and reinvest the Property (as defined in the IMTA) in solely United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act (or any successor rule), which invest only in direct U.S. government treasury obligations, as determined by the Company. Pursuant to the IMTA Amendment, on March 1, 2024, the Company instructed Continental Stock Transfer and Trust Company to move the Trust Account out of investment in securities and into an interest-bearing bank deposit account.

VALUENCE MERGER CORP. I NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2024

On June 3, 2024, the Company held an extraordinary general meeting (the “June 2024 Meeting”), where shareholders approved an amendment to the Articles to extend the Combination Period from June 3, 2024 for an initial two month period to August 3, 2024 and to permit the Company, without another shareholder vote, by resolution of the Board of Directors to elect to further extend such date up to nineteen (19) additional times for an additional one (1) month each time, up to March 3, 2026, provided that the Sponsor or its designees deposit into the Trust Account (i) on June 4, 2024, with respect to the initial extension, an amount equal to the lesser of (x) $60,000 or (y) $0.03 per public share multiplied by the number of Public Shares outstanding and (ii) one business day following the public announcement by the Company that the Board of Directors has elected to further extend such date for an additional month, an amount equal to the lesser of (x) $30,000 or (y) $0.015 per public share multiplied by the number of Public Shares outstanding (the “New Contributions”). In connection with the June 2024 Meeting, holders of 4,343,316 Class A ordinary shares subject to possible redemption exercised their right to redeem such shares. As result the Company paid $49,900,380 (or $11.49 per share) to the redeeming shareholders. After redemptions the Company had 1,867,402 Class A ordinary shares subject to possible redemption outstanding.

In connection with the June 2024 Meeting, on June 3, 2024, the Company entered into a non-redemption agreement (the “Non-Redemption Agreement”) with an existing shareholder of the Company (the “Non-Redeeming Shareholder”) and the Sponsor. Pursuant to the Non-Redemption Agreement, the Non-Redeeming Shareholder agreed not to redeem a number of Class A ordinary shares of the Company equal to the lesser of (i) 300,000 shares and (ii) such number of shares that would equal 9.9% of the outstanding ordinary shares after giving effect to all shares redeemed in connection with the June 2024 Meeting. In exchange for this commitment from the Non-Redeeming Shareholder, the Sponsor agreed to pay the Non-Redeeming Shareholder an aggregate of $75,000 in cash.

On June 3, 2024, pursuant to the terms of the Articles, the Sponsor and Valuence Partners LP elected to convert an aggregate of 5,502,488 Class B ordinary shares held by them on a one-for-one basis into Class A ordinary shares, with immediate effect. Following such conversion, the Company had an aggregate of 7,369,890 Class A ordinary shares issued and outstanding and 2 Class B ordinary shares issued and outstanding.

On June 4, 2024, the Company issued a convertible promissory note to the Sponsor, in the principal amount of $300,000 (the “June 2024 Note”). The June 2024 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the Maturity Date. If the Company does not consummate an initial Business Combination by the Maturity Date, the June 2024 Note will be repaid only from funds held outside of the Trust Account established in connection with the Company’s Initial Public Offering or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the June 2024 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants issued to the Sponsor in a private placement that closed simultaneously with the Company’s Initial Public Offering. On June 4, 2024, the Company borrowed $300,000 under the June 2024 Note, which was outstanding as of June 30, 2024.

On June 4, 2024, the Company deposited $56,022 into the Trust Account for the extension of the Combination Period from June 3, 2024 to August 3, 2024. On August 2, 2024, the Company deposited an additional $28,011 into the Trust Account for the extension of the Combination Period from August 3, 2024 to September 3, 2024.

Liquidity and Going Concern

As of June 30, 2024, the Company had cash of $20,106, and a working capital deficit of $5,267,583.

Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. However, (the “Working Capital Loans”) and the June 2024 Note will provide additional flexibility to continue the identification and pursuit of potential Business Combination targets. Over this time period, the Company will be using available funds, including those from the Working Capital Loans, for the purpose of paying existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until up to March 3, 2026, if the Company, without shareholder approval, elects to further extend such deadline and causes to be deposited the New Contributions in connection with each monthly extension of the Combination Period, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by the end of the Contribution Period, there will be a mandatory liquidation of the Trust Account and potential subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation of the Trust Account, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 3, 2026, if the Company, without shareholder approval, elects to further extend such deadline.

VALUENCE MERGER CORP. I NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2024

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s (“Annual Report”) on Form 10-K as filed with the SEC on March 29, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

VALUENCE MERGER CORP. I NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2024

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

Cash and Cash Equivalents

As of June 30, 2024, and December 31, 2023, the Company had cash of $20,106 and $684,816, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2024 and December 31, 2023.

Cash and Investments Held in Trust Account

At June 30, 2024, the assets in the Company’s Trust Account were invested in cash in a demand deposit account. As of December 31, 2023, substantially all of the assets held in the Trust Account were held in money market funds, which were invested primarily in U.S. Treasury securities. When the Company’s investments held in the Trust Account are comprised of U.S. Treasury securities, the investments are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Warrant Instruments

The Company accounts for the 17,939,643 warrants issued in connection with the Initial Public Offering and the underwriters’ exercise of their over-allotment option as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of issuance costs of temporary equity at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrant issuance costs are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The fair value of the Public Warrants has been estimated using its quoted market price as of June 30, 2024. As the Company’s warrants meet the criteria for equity classification, the Company has accounted for the warrants as equity classified.

VALUENCE MERGER CORP. I NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2024

Class A ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2024 and December 31, 2023, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

In connection with the May 2023 Meeting, shareholders holding 15,799,245 Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $167.8 million (approximately $10.62 per ordinary share) was removed from the Trust Account to pay such holders and approximately $65.7 million remained in the Trust Account. Following redemptions, the Company had 6,210,718 Class A ordinary shares subject to redemption outstanding.

In connection June 2024 Meeting, shareholders holding 4,343,316 Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $49.9 million (approximately $11.49 per ordinary share) was removed from the Trust Account to pay such holders. After the satisfaction of such redemptions, the balance in the Company’s Trust Account was approximately $21.6 million as of June 30, 2024. Following redemptions, the Company had 1,867,402 Class A ordinary shares subject to redemption outstanding.

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

At June 30, 2024 and December 31, 2023, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$220,099,630
Less:
Proceeds allocated to Public Warrants	(5,942,690)
Class A ordinary shares issuance costs	(10,393,817)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	26,186,866
Class A ordinary shares subject to possible redemption, at redemption value, December 31, 2022	229,949,989
Less:
Redemption of shares	(167,831,206)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	7,143,555
Class A ordinary shares subject to possible redemption, at redemption value, December 31, 2023	$69,262,338
Plus:
Accretion of Class A ordinary shares subject to possible redemption	1,266,149
Class A ordinary shares subject to possible redemption, at redemption value, March 31, 2024	$70,528,487
Less:
Redemption of shares	(49,900,380)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	970,515
Class A ordinary shares subject to possible redemption, at redemption value, June 30, 2024	$21,598,622

Income Taxes

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

VALUENCE MERGER CORP. I NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2024

Net Income per Ordinary Share

The Company complies with accounting and ordinary disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the loss of the Company. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,939,643 Class A ordinary shares in the aggregate. As of June 30, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Class A Redeemable	Class A & Class B Non-Redeemable	Class A	Class B	Class A Redeemable	Class A & Class B Non-Redeemable	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$80,055	$88,637	$1,199,077	$385,963	$381,682	$375,691	$2,623,373	$737,768
Denominator:
Basic and diluted weighted average shares outstanding	4,969,771	5,502,490	17,094,642	5,502,490	5,590,244	5,502,490	19,565,881	5,502,490
Basic and diluted net income per ordinary share	$0.02	$0.02	$0.07	$0.07	$0.07	$0.07	$0.13	$0.13

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

Convertible Promissory Notes

The Company has elected the bifurcation option to account for the proceeds received during 2023 and 2024 from the convertible promissory notes with its Sponsor. These promissory notes are presented in the condensed balance sheets as Working capital loans and Convertible notes - related party.

The Company analyzed convertible promissory notes to assess if the fair value option was appropriate in 2023 and 2024, due to the substantial premium which results in an offsetting entry to additional paid in capital and under the related party guidance which precludes the fair value option it was determined the fair value option was not appropriate. As such, the Company accounted for the working capital loans and Convertible notes – related party, analyzing the conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments.

The Company reviews the terms of convertible notes issued to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as nonoperating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense.

The Company has determined that the conversion feature included in Working capital loans and Convertible notes -related party had no value and these notes were recorded at par value.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of June 30, 2024.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

VALUENCE MERGER CORP. I NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2024

NOTE 3 - PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 22,009,963 Units, inclusive of 2,009,963 Units sold to the underwriters on March 8, 2022, upon the underwriters’ election to partially exercise their over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7).

NOTE 4 - PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor, together with Valuence Partners LP, an investment fund affiliated with the Sponsor, purchased an aggregate of 6,666,667 Private Placement Warrants, consisting of 2,666,667 Private Placement Warrants issued to the Sponsor and 4,000,000 Private Placement Warrants issued to Valuence Partners LP, at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $10,000,000. On March 8, 2022, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional 267,995 Private Placement Warrants to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $401,993. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). There will be no liquidating distributions with respect to the Private Placement Warrants.

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

On June 3, 2024, pursuant to the terms of the Articles, the Sponsor and Valuence Partners LP elected to convert an aggregate of 5,502,488 Class B ordinary shares held by them on a one-for-one basis into Class A ordinary shares, with immediate effect. Following such conversion, the Company had an aggregate of 7,369,890 Class A ordinary shares issued and outstanding and 2 Class B ordinary shares issued and outstanding.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

VALUENCE MERGER CORP. I NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2024

On June 5, 2023, the Company issued a promissory note (the “Sponsor Convertible Promissory Note”) in the principal amount of up to $613,207 to the Sponsor for working capital requirements and payment of certain expenses in connection the Company’s Business Combination. The Sponsor Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the Sponsor Convertible Promissory Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants, equal to (x) the portion of the principal amount of the Sponsor Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Sponsor Convertible Promissory Note was accounted for using the bifurcation method and was determined that the conversion feature had no value and was recorded at par value. As of June 30, 2024 and December 31, 2023, $613,207 is outstanding under the Sponsor Convertible Promissory Note.

On June 5, 2023, in connection with the required Contributions for monthly extensions to the Combination Period and for working capital purposes, the Company issued a non-interest bearing, unsecured convertible promissory note to the Sponsor in the aggregate principal amount of $613,207 and to Valuence Partners LP in the aggregate principal amount of $1,650,943. The Contribution Notes will be repayable by the Company upon the earlier of (i) consummation of a Business Combination and (ii) the date of the liquidation of the Company. Such loans may be converted into warrants of the post-Business Combination entity at the option of the payees, which shall have terms identical to the Private Placement Warrants. If the Company does not consummate a Business Combination by the end of the Combination Period, any the outstanding principal amount of the Contribution Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Contribution Notes were accounted for using the bifurcation method and it was determined that the conversion feature had no value and the Contribution Notes were recorded at par value. As of June 30, 2024, $613,207 is outstanding under the Sponsor Convertible Promissory Note and $1,650,943 has been borrowed against VP Convertible Promissory Note.

On June 4, 2024, the Company issued the June 2024 Note to the Sponsor, in the principal amount of $300,000. The June 2024 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Maturity Date, the June 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the June 2024 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor, or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants. The June 2024 Note was accounted for using the bifurcation method and it was determined that the conversion feature had no value, and the June 2024 Note was recorded at par value. On June 4, 2024, the Company borrowed $300,000 under the June 2024 Note, which was outstanding as of June 30, 2024.

Advance from Related Party

On March 7, 2022, in connection with the unexercised over-allotment option, an investor in the Sponsor agreed for the Company to retain the residual $198,384 in the form of an advance. During the first quarter of 2024, Sponsor advanced to the Company additional $170,000 for general working capital needs. At June 30, 2024 and December 31, 2023, advance from related party totaled $368,384 and $198,384, respectively. Amounts advanced by the Sponsor to the Company are without fixed terms and payable on demand.

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

VALUENCE MERGER CORP. I NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2024

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

NOTE 7 - SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 180,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2024 and December 31, 2023, there were 7,369,890 and 6,210,718 Class A ordinary shares issued and outstanding, respectively.

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On March 8, 2022, the underwriters partially exercised their over-allotment option resulting in 502,490 Class B ordinary shares no longer subject to forfeiture. On April 14, 2022, the over-allotment option expired, and 247,510 Class B ordinary shares were forfeited. At June 30, 2024 and December 31, 2023, there were 2 and 5,502,490 Class B ordinary shares issued and outstanding, respectively.

On June 3, 2024, pursuant to the terms of the Articles, the Sponsor and Valuence Partners LP elected to convert an aggregate of 5,502,488 Class B ordinary shares held by them on a one-for-one basis into Class A ordinary shares.

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

Warrants - At June 30, 2024 and December 31, 2023, there were 11,004,981 Public Warrants and 6,934,662 Private Placement Warrants outstanding.

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

VALUENCE MERGER CORP. I NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2024

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

If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

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

VALUENCE MERGER CORP. I NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2024

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

At June 30, 2024, assets held in the Trust Account were comprised of $21,598,622 held in an interest-bearing bank demand deposit account. From December 31, 2023 through June 30, 2024, the Company withdrew $49,900,380 of the Trust Account in connection with redemptions.

At December 31, 2023, assets held in the Trust Account were comprised of $69,402,338 in money market funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2023, the Company has withdrawn $167,831,206 on the Trust Account in connection with redemptions.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2024	December 31, 2023
Assets:
Investments held in Trust Account – Cash and U.S. Treasury Securities Money Market Fund	1	$-	$69,402,338

NOTE 9- SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheets date up to the date that the unaudited condensed financial statements were issued. Based upon this review the Company identified any subsequent events, as stated below, that require adjustment or disclosure in the unaudited condensed financial statements.

On August 2, 2024, the Company deposited an additional $28,011 into the Trust Account for the extension of the Combination Period from August 3, 2024 to September 3, 2024.

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

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission on March 29, 2024. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Valuence Merger Corp. I was incorporated in the Cayman Islands on August 27, 2021. The Company was formed for the purpose of entering into a Business Combination.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

The Registration Statement for our Initial Public Offering was declared effective on February 28, 2022. On March 3, 2022, we consummated the sale of 20,000,000 Units. On March 4, 2022 the underwriters of the Initial Public Offering partially exercised their over-allotment option and, in connection therewith, on March 8, 2022 we consummated the issuance and sale of an additional 2,009,963 Units. Each Unit consists of one Class A ordinary share and one-half of one Public Warrant. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $220,099,630.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 6,666,667 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant in a private placement, consisting of 2,666,667 Private Placement Warrants issued to our Sponsor and 4,000,000 Private Placement Warrants issued to Valuence Partners LP, generating gross proceeds of $10,000,000.

Simultaneously with the exercise of the over-allotment, we consummated the sale of an additional 267,995 Private Placement Warrants to the Sponsor, generating gross proceeds of $401,993.

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

Following the closing of the Initial Public Offering and partial exercise of the over-allotment, $226,702,619 ($10.30 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in the Trust Account and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account. On March 1, 2024, the Company entered into the IMTA Amendment, which provides that the trustee of the Trust Account may, at the direction of the Company (i) hold funds uninvested, (ii) hold funds in an interest-bearing or non-interest bearing bank demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by the trustee that is reasonably satisfactory to the Company, or (iii) invest and reinvest the Property (as defined in the IMTA) in solely United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act (or any successor rule), which invest only in direct U.S. government treasury obligations, as determined by the Company. On the same day, pursuant to the IMTA Amendment, the Company instructed Continental Stock Transfer and Trust Company to move the Trust Account out of an investment in securities and into an interest-bearing bank deposit account. As a result, the remaining proceeds from the Initial Public Offering and sale of Private Placement Warrants are no longer invested in U.S. government securities or money market funds. Investing in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities.

In connection with May 2023 Meeting, as described below, shareholders holding an aggregate of 15,799,245 Class A ordinary shares properly exercised their right to redeem their shares for $167,831,206. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $65.7 million. In connection June 2024 Meeting, shareholders holding an aggregate of 4,343,316 Class A ordinary shares properly exercised their right to redeem their shares for $49,900,380. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $21.6 million as of June 30, 2024.

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

Extraordinary General Meetings

On May 25, 2023, the Company held the May 2023 Meeting, where shareholders approved, among other things, an amendment to the Articles to extend the date by which the Company must consummate a Business Combination from June 3, 2023 to September 3, 2023 and to allow the Company, without another shareholder vote, by resolution of the Board of Directors, to elect to further extend the Combination Period in one-month increments up to eighteen (18) additional times, or a total of up to thirty-six (36) months after the Initial Public Offering, until up to March 3, 2025. In connection with such extensions to the Combination Period, the Sponsor or its designees was required to deposit into the Trust Account, as a loan, $420,000 for the extension to September 3, 2023 and $140,000 for each monthly extension thereafter. The Company’s shareholders also approved an amendment to the Articles to eliminate (i) the limitation that the Company may not redeem Public Shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (ii) the limitation that the Company shall not consummate a Business Combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such Business Combination. The Company’s shareholders also approved an amendment to the Articles to permit a holder of the Company’s Class B ordinary shares to convert such shares into Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holder. In connection with the May 2023 Meeting, holders of 15,799,245 Class A ordinary shares subject to possible redemption exercised their right to redeem such shares. As result the Company paid $167,831,206 (or $10.62 per share) to the redeeming shareholders. After redemptions the Company had 6,210,718 Class A ordinary shares subject to possible redemption outstanding. The Company, with the approval by the Board of Directors, extended the Combination Period to June 3, 2024 and caused to be deposited an additional $1,680,000 into the Company’s Trust Account.

On June 3, 2024, the Company held the June 2024 Meeting, where shareholders approved an amendment to the Articles to extend the Combination Period from June 3, 2024 for an initial two month period to August 3, 2024 and to permit the Company, without another shareholder vote, by resolution of the Board of Directors to elect to further extend such date up to nineteen (19) additional times for an additional one (1) month each time, up to March 3, 2026, provided that the Sponsor or its designees deposit into the Trust Account (i) on June 4, 2024, with respect to the initial extension, an amount equal to the lesser of (x) $60,000 or (y) $0.03 per public share multiplied by the number of Public Shares outstanding and (ii) one business day following the public announcement by the Company that the Board of Directors has elected to further extend such date for an additional month, an amount equal to the lesser of (x) $30,000 or (y) $0.015 per public share multiplied by the number of Public Shares outstanding. In connection with the June 2024 Meeting, holders of 4,343,316 Class A ordinary shares subject to possible redemption exercised their right to redeem such shares. As result the Company paid $49,900,380 (or $11.49 per share) to the redeeming shareholders. After redemptions the Company had 1,867,402 Class A ordinary shares subject to possible redemption outstanding.

Convertible Promissory Notes

On June 5, 2023, the Company issued a promissory note (the “Sponsor Convertible Promissory Note”) in the principal amount of up to $613,207 to the Sponsor for working capital requirements and payment of certain expenses in connection the Company’s Business Combination. The Sponsor Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the Sponsor Convertible Promissory Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants, equal to (x) the portion of the principal amount of the Sponsor Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Sponsor Convertible Promissory Note was accounted for using the bifurcation method and was determined that the conversion feature had no value and was recorded at par value. As of June 30, 2024 and December 31, 2023, $613,207 is outstanding under the Sponsor Convertible Promissory Note.

On June 5, 2023, in connection with the required Contributions for monthly extensions to the Combination Period and for working capital purposes, the Company issued a non-interest bearing, unsecured convertible promissory note to the Sponsor in the aggregate principal amount of $613,207 and to Valuence Partners LP in the aggregate principal amount of $1,650,943. The Contribution Notes will be repayable by the Company upon the earlier of (i) consummation of a Business Combination and (ii) the date of the liquidation of the Company. Such loans may be converted into warrants of the post-Business Combination entity at the option of the payees, which shall have terms identical to the Private Placement Warrants. If the Company does not consummate a Business Combination by the end of the Combination Period, any the outstanding principal amount of the Contribution Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Contribution Notes were accounted for using the bifurcation method and it was determined that the conversion feature had no value and the Contribution Notes were recorded at par value. As of June 30, 2024, $613,207 is outstanding under the Sponsor Convertible Promissory Note and $1,650,943 has been borrowed against VP Convertible Promissory Note.

On June 4, 2024, the Company issued the June 2024 Note to the Sponsor, in the principal amount of $300,000. The June 2024 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Maturity Date, the June 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the June 2024 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants. On June 4, 2024, the Company borrowed $300,000 under the June 2024 Note, which was outstanding as of June 30, 2024.

Results of Operations

As of June 30, 2024, we have not commenced any operations. All activity through June 30, 2024 relates to our formation, the Initial Public Offering, and our search for an initial Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering placed in the Trust Account.

For the three months ended June 30, 2024, we had a net income of $168,692, which consisted of interest earned on investments held in the Trust Account of $634,492, offset by general and administrative expenses of $465,800.

For the six months ended June 30, 2024, we had a net income of $757,373, which consisted of interest earned on investments held in the Trust Account of $1,480,642, offset by general and administrative expenses of $723,269.

For the three months ended June 30, 2023, we had a net income of $1,585,040, which consisted of interest earned on marketable securities held in the Trust Account of $1,962,830, offset by general and administrative expenses of $377,790.

For the six months ended June 30, 2023, we had a net income of $3,361,141, which consisted of interest earned on marketable securities held in the Trust Account of $4,393,606, offset by general and administrative expenses of $1,032,465.

Liquidity and Capital Resources; Going Concern Consideration

As of June 30, 2024, we had cash of $20,106 and a working capital deficit of $5,267,583.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until up to March 3, 2026 to consummate a Business Combination or liquidate, provided that we cause to be deposited the New Contributions in connection with each monthly extension of the Combination Period. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation of the Trust Account and potential subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 3, 2026, if we, with shareholder approval, elect to further extend such deadline. Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this report. However, the Working Capital Loans and the June 2024 Note will provide additional flexibility to continue our identification and pursuit of potential Business Combination targets. Over this time period, the Company will be using available funds, including those from the Working Capital Loans, for the purpose of paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Other than the Contribution Notes and June 2024 Note previously disclosed in this Quarterly Report, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The underwriters are entitled to a deferred underwriting commissions of $0.35 per Unit, or $8,105,480 from the closing of the Initial Public Offering. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely if we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. The only item that involves critical accounting estimates is value of conversion feature of the Company’s promissory notes.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Following the closing of the Initial Public Offering and sale of Private Placement Warrants, an aggregate of $226,702,619 ($10.30 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in the Trust Account.

Our Sponsor, officers and directors have agreed, and our Articles provides, that we will have until up to March 3, 2026 to complete our Business Combination, provided that we cause to be deposited the New Contributions in connection with each monthly extension of the Combination Period. If we are unable to complete our Business Combination by March 3, 2026, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable) divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants if we fail to complete our initial Business Combination within the Combination Period.

As of June 30, 2024, after giving effect to our Initial Public Offering and our operations subsequent thereto, including the monthly Contributions and New Contributions made to the Trust Account, approximately $21.6 million was held in the Trust Account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022).
3.2	Certificate of Amendment to the Amended and Restated Memorandum and Articles of Association of Valuence Merger Corp. I. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023).
3.3	Certificate of Amendment to the Amended and Restated Memorandum and Articles of Association of Valuence Merger Corp. I. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023).
3.4	Certificate of Amendment to the Amended and Restated Memorandum and Articles of Association of Valuence Merger Corp. I. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023).
3.5	Certificate of Amendment to the Amended and Restated Memorandum and Articles of Association of Valuence Merger Corp. I (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
10.1	Convertible Promissory Note, dated June 4, 2024, between Valuence Merger Corp. I and VMCA Sponsor, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
10.2	Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2024, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALUENCE MERGER CORP. I

Date: August 14, 2024	By:	/s/ Sung Yoon Woo
	Name:	Sung Yoon Woo
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Sungwoo (Andrew) Hyung
	Name:	Sungwoo (Andrew) Hyung
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

