Form 10-Q
period 2024-09-30
Valuence Merger Corp. I
filed 2024-11-14
CIK 1892747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024 there were 7,369,890 Class A ordinary shares, par value $0.0001 per share, and 2 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

VALUENCE MERGER CORP. I

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM UNAUDITED CONDENSED FINANCIAL STATEMENTS

VALUENCE MERGER CORP. I

CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$15,539	$684,816
Prepaid expenses	88,267	78,070
Total current assets	103,806	762,886

Cash and investments held in Trust Account	21,920,833	69,402,338
TOTAL ASSETS	$22,024,639	$70,165,224

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses and accounts payable	$2,471,034	$2,228,646
Advance from related party	623,384	198,384
Working capital loans	613,207	613,207
Convertible notes - related party	1,950,941	1,650,941
Total current liabilities	5,658,566	4,691,178

Deferred underwriting fees	8,105,480	8,105,480
TOTAL LIABILITIES	13,764,046	12,796,658

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 1,867,402 and 6,210,718 shares at redemption value of $11.74 and $11.15 per share at September 30, 2024 and December 31, 2023, respectively	21,920,833	69,262,338

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; 5,502,488 and none issued or outstanding (excluding 1,867,402 and 6,210,718 shares subject to possible redemption) as of September 30, 2024 and December 31, 2023, respectively	550	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2 and 5,502,490 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	550
Additional paid-in capital	—	—
Accumulated deficit	(13,660,790)	(11,894,322)
TOTAL SHAREHOLDERS’ DEFICIT	(13,660,240)	(11,893,772)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$22,024,639	$70,165,224

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

General and administrative expenses	$203,143	$235,620	$926,412	$1,268,085
Loss from operations	(203,143)	(235,620)	(926,412)	(1,268,085)

Other income:
Interest earned on cash and investments held in Trust Account	238,177	865,386	1,718,819	5,258,992
Total other income	238,177	865,386	1,718,819	5,258,992

Net income	$35,034	$629,766	$792,407	$3,990,907

Weighted average shares outstanding of Class A redeemable ordinary shares	1,867,402	6,210,718	4,340,239	15,065,240

Basic and diluted net income per common share, Class A redeemable ordinary shares	$0.00	$0.05	$0.08	$0.19

Weighted average shares outstanding of Class A & Class B non-redeemable ordinary shares	5,502,490	5,502,490	5,502,490	5,502,490

Basic and diluted net income per common share, Class A and Class B non-redeemable ordinary shares	$0.00	$0.05	$0.08	$0.19

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A ordinary shares		Class B ordinary shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2024	—	$—	5,502,490	$550	$—	$(11,894,322)	$(11,893,772)
	—	—
Accretion of Class A ordinary shares subject to possible redemption			—	—	—	(1,266,149)	(1,266,149)

Net income	—	—	—	—	—	588,681	588,681

Balance as of March 31, 2024 (unaudited)	—	—	5,502,490	550	—	(12,571,790)	(12,571,240)

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(970,515)	(970,515)

Conversion of Class B ordinary shares to Class A ordinary shares	5,502,488	550	(5,502,488)	(550)	—	—	—

Net income	—	—	—	—	—	168,692	168,692

Balance as of June 30, 2024 (unaudited)	5,502,488	550	2	—	—	(13,373,613)	(13,373,063)

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(322,211)	(322,211)

Net income	—	—	—	—	—	35,034	35,034

Balance as of September 30, 2024 (unaudited)	5,502,488	$550	2	$—	$—	$(13,660,790)	$(13,660,240)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	5,502,490	$550	$—	$(9,522,238)	$(9,521,688)

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,430,776)	(2,430,776)

Net income	—	—	—	1,776,101	1,776,101

Balance – March 31, 2023 (unaudited)	5,502,490	550	—	(10,176,913)	(10,176,363)

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,382,830)	(2,382,830)

Net income	—	—	—	1,585,040	1,585,040

Balance – June 30, 2023 (unaudited)	5,502,490	550	—	(10,974,703)	(10,974,153)

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(1,005,386)	(1,005,386)

Net income	—	—	—	629,766	629,766

Balance – September 30, 2023 (unaudited)	5,502,490	$550	$—	$(11,350,323)	$(11,349,773)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$792,407	$3,990,907
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(1,718,819)	(5,258,992)
Changes in operating assets and liabilities:
Prepaid expenses	(10,197)	312,864
Accrued expenses and accounts payable	242,387	432,907
Net cash used in operating activities	(694,222)	(522,314)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(700,055)	(560,000)
Cash withdrawn from Trust Account in connection with redemption	49,900,380	167,831,206
Net cash provided by investing activities	49,200,325	167,271,206

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	300,000	172,714
Proceeds from convertible promissory note		1,285,246
Advance from related party	425,000	—
Payment of offering costs	—	(70,000)
Redemption of ordinary shares	(49,900,380)	(167,831,206)
Net cash used in financing activities	(49,175,380)	(166,443,246)

Net Change in Cash	(669,277)	305,646
Cash – Beginning of period	684,816	319,201
Cash – End of period	$15,539	$624,847

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from August 27, 2021 (inception) through September 30, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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
SEPTEMBER 30, 2024

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

VALUENCE MERGER CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

On May 25, 2023, the Company held an extraordinary general meeting (the “May 2023 Meeting”), where shareholders approved, among other things, an amendment to the Articles to extend the date by which the Company must consummate a Business Combination (the “Combination Period”) from June 3, 2023 to September 3, 2023 and to allow the Company, without another shareholder vote, by resolution of the Board of Directors of the Company (the “Board of Directors”), to elect to further extend the Combination Period in one-month increments up to eighteen (18) additional times, or a total of up to thirty-six (36) months after the Initial Public Offering, until up to March 3, 2025. In connection with such extensions to the Combination Period, the Sponsor or its designees was required to deposit into the Trust Account, as a loan, $420,000 for the extension to September 3, 2023 and $140,000 for each monthly extension thereafter (each, a “Contribution”). The Company’s shareholders also approved an amendment to the Articles to eliminate (i) the limitation that the Company may not redeem Public Shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (ii) the limitation that the Company shall not consummate a Business Combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such Business Combination. The Company’s shareholders also approved an amendment to the Articles to permit a holder of the Company’s Class B ordinary shares to convert such shares into Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holder. In connection with the May 2023 Meeting, holders of 15,799,245 Class A ordinary shares subject to possible redemption exercised their right to redeem such shares. As a result, the Company paid $167,831,206 (or $10.62 per share) to the redeeming shareholders. After redemptions the Company had 6,210,718 Class A ordinary shares subject to possible redemption outstanding. The Company, with the approval by the Board of Directors, extended the Combination Period to June 3, 2024 and caused to be deposited an additional $1,680,000 into the Company’s Trust Account.

On June 5, 2023, in connection with the required Contributions for monthly extensions to the Combination Period and for working capital purposes, the Company issued a non-interest bearing, unsecured convertible promissory note to the Sponsor in the aggregate principal amount of $613,207 (the “Sponsor Convertible Promissory Note”) and to Valuence Partners LP in the aggregate principal amount of $1,650,941 (the “VP Convertible Promissory Note”, and together with the Sponsor Convertible Promissory Note, the “Contribution Notes”). The Contribution Notes will be repayable by the Company upon the earlier of (i) consummation of a Business Combination and (ii) the date of the liquidation of the Company (the “Maturity Date”). Such loans may be converted into warrants of the post-Business Combination entity at the option of the payees, which shall have terms identical to the Private Placement Warrants. If the Company does not consummate a Business Combination by the end of the Combination Period, the outstanding principal amount of the Contribution Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Contribution Notes were accounted for using the bifurcation method and it was determined that the conversion feature had no value and the Contribution Notes were recorded at par value. As of September 30, 2024, $613,207 is outstanding under the Sponsor Convertible Promissory Note and $1,650,941 has been borrowed against VP Convertible Promissory Note.

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

VALUENCE MERGER CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

On June 3, 2024, the Company held an extraordinary general meeting (the “June 2024 Meeting”), where shareholders approved an amendment to the Articles to extend the Combination Period from June 3, 2024 for an initial two month period to August 3, 2024 and to permit the Company, without another shareholder vote, by resolution of the Board of Directors to elect to further extend such date up to nineteen (19) additional times for an additional one (1) month each time, up to March 3, 2026, provided that the Sponsor or its designees deposit into the Trust Account (i) on June 4, 2024, with respect to the initial extension, an amount equal to the lesser of (x) $60,000 or (y) $0.03 per public share multiplied by the number of Public Shares outstanding and (ii) one business day following the public announcement by the Company that the Board of Directors has elected to further extend such date for an additional month, an amount equal to the lesser of (x) $30,000 or (y) $0.015 per public share multiplied by the number of Public Shares outstanding (the “New Contributions”). In connection with the June 2024 Meeting, holders of 4,343,316 Class A ordinary shares subject to possible redemption exercised their right to redeem such shares. As a result, the Company paid $49,900,380 (or $11.49 per share) to the redeeming shareholders. After redemptions the Company had 1,867,402 Class A ordinary shares subject to possible redemption outstanding.

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

On June 4, 2024, the Company issued a convertible promissory note to the Sponsor, in the principal amount of $300,000 (the “June 2024 Note”). The June 2024 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the Maturity Date. If the Company does not consummate an initial Business Combination by the Maturity Date, the June 2024 Note will be repaid only from funds held outside of the Trust Account established in connection with the Company’s Initial Public Offering or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the June 2024 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants issued to the Sponsor in a private placement that closed simultaneously with the Company’s Initial Public Offering. On June 4, 2024, the Company borrowed $300,000 under the June 2024 Note, which was outstanding as of September 30, 2024.

On June 4, 2024, the Company deposited $56,022 into the Trust Account for the extension of the Combination Period from June 3, 2024 to August 3, 2024. On August 2, 2024, the Company deposited an additional $28,011 into the Trust Account for the extension of the Combination Period from August 3, 2024 to September 3, 2024. On September 3, 2024, the Company deposited an additional $28,011 into the Trust Account for the extension of the Combination Period from September 3, 2024 to October 3, 2024. On September 27, 2024, the Company deposited an additional $28,011 into the Trust Account for the extension of the Combination Period from October 3, 2024 to November 3, 2024. See “Note 9. Subsequent Events” for a description of additional deposits made to the Trust Account after the reporting period through the date these financial statements were issued.

Liquidity and Going Concern

As of September 30, 2024, the Company had cash of $15,539, and a working capital deficit of $5,554,762.

Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. However, the Working Capital Loans (as defined below) and the June 2024 Note will provide additional flexibility to continue the identification and pursuit of potential Business Combination targets. Over this time period, the Company will be using available funds, including those from the Working Capital Loans, for the purpose of paying existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until up to March 3, 2026, if the Company, without shareholder approval, elects to further extend such deadline and causes to be deposited the New Contributions in connection with each monthly extension of the Combination Period, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by the end of the Combination Period, there will be a mandatory liquidation of the Trust Account and potential subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation of the Trust Account, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the Combination Period (up to March 3, 2026, if the Company, without shareholder approval, elects to further extend the Combination Period monthly to such deadline).

VALUENCE MERGER CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s (“Annual Report”) on Form 10-K as filed with the SEC on March 29, 2024. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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
SEPTEMBER 30, 2024

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

Cash and Cash Equivalents

As of September 30, 2024, and December 31, 2023, the Company had cash of $15,539 and $684,816, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2024 and December 31, 2023.

Cash and Investments Held in Trust Account

At September 30, 2024, the assets in the Company’s Trust Account were invested in cash in a demand deposit account. As of December 31, 2023, substantially all of the assets held in the Trust Account were held in money market funds, which were invested primarily in U.S. Treasury securities. When the Company’s investments held in the Trust Account are comprised of U.S. Treasury securities, the investments are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

On June 4, 2024, the Company deposited $56,022 into the Trust Account for the extension of the Combination Period from June 3, 2024 to August 3, 2024. On each of August 2, 2024, September 3, 2024 and September 27, 2024, the Company deposited an additional $28,011 for an aggregate of $84,033, into the Trust Account for the extension of the Combination Period from August 3, 2024 to November 3, 2024.   As previously disclosed, the Articles provide the Company the right to extend such date, monthly, to up to March 3, 2026, by resolution of the Board of Directors.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of issuance costs of temporary equity at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrant issuance costs are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The fair value of the Public Warrants has been estimated using its quoted market price as of September 30, 2024. As the Company’s warrants meet the criteria for equity classification, the Company has accounted for the warrants as equity classified.

VALUENCE MERGER CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2024 and December 31, 2023, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

In connection June 2024 Meeting, shareholders holding 4,343,316 Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $49.9 million (approximately $11.49 per ordinary share) was removed from the Trust Account to pay such holders. After the satisfaction of such redemptions, the balance in the Company’s Trust Account was approximately $21.9 million as of September 30, 2024. Following redemptions, the Company had 1,867,402 Class A ordinary shares subject to redemption outstanding.

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

At September 30, 2024 and December 31, 2023, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$220,099,630
Less:
Proceeds allocated to Public Warrants	(5,942,690)
Class A ordinary shares issuance costs	(10,393,817)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	26,186,866
Class A ordinary shares subject to possible redemption, at redemption value, December 31, 2022	$229,949,989
Less:
Redemption of shares	(167,831,206)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	7,143,555
Class A ordinary shares subject to possible redemption, at redemption value, December 31, 2023	$69,262,338
Plus:
Accretion of Class A ordinary shares subject to possible redemption	1,266,149
Class A ordinary shares subject to possible redemption, at redemption value, March 31, 2024	$70,528,487
Less:
Redemption of shares	(49,900,380)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	970,515
Class A ordinary shares subject to possible redemption, at redemption value, June 30, 2024	$21,598,622
Plus:
Accretion of Class A ordinary shares subject to possible redemption	322,211
Class A ordinary shares subject to possible redemption, at redemption value, September 30, 2024	$21,920,833

Income Taxes

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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
SEPTEMBER 30, 2024

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,939,643 Class A ordinary shares in the aggregate. As of September 30, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	Class A Redeemable	Class A & Class B Non-Redeemable	Class A	Class B	Class A Redeemable	Class A & Class B Non-Redeemable	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$8,877	$26,157	$333,922	$295,844	$349,419	$442,988	$2,923,218	$1,067,689
Denominator:
Basic and diluted weighted average shares outstanding	1,867,402	5,502,490	6,210,718	5,502,490	4,340,239	5,502,490	15,065,240	5,502,490
Basic and diluted net income per ordinary share	$0.00	$0.00	$0.05	$0.05	$0.08	$0.08	$0.19	$0.19

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2024.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

VALUENCE MERGER CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

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

VALUENCE MERGER CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

On June 5, 2023, in connection with the required Contributions for monthly extensions to the Combination Period and for working capital purposes, the Company issued a non-interest bearing, unsecured convertible promissory note to the Sponsor in the aggregate principal amount of $613,207 and to Valuence Partners LP in the aggregate principal amount of $1,650,941. The Contribution Notes will be repayable by the Company upon the earlier of (i) consummation of a Business Combination and (ii) the date of the liquidation of the Company. Such loans may be converted into warrants of the post-Business Combination entity at the option of the payees, which shall have terms identical to the Private Placement Warrants. If the Company does not consummate a Business Combination by the end of the Combination Period, the outstanding principal amount of the Contribution Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Contribution Notes were accounted for using the bifurcation method and it was determined that the conversion feature had no value and the Contribution Notes were recorded at par value. As of September 30, 2024, $613,207 is outstanding under the Sponsor Convertible Promissory Note and $1,650,941 has been borrowed against VP Convertible Promissory Note.

On June 4, 2024, the Company issued the June 2024 Note to the Sponsor, in the principal amount of $300,000. The June 2024 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Maturity Date, the June 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the June 2024 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor, or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants. The June 2024 Note was accounted for using the bifurcation method and it was determined that the conversion feature had no value, and the June 2024 Note was recorded at par value. On June 4, 2024, the Company borrowed $300,000 under the June 2024 Note, which was outstanding as of September 30, 2024.

Advance from Related Party

On March 7, 2022, in connection with the unexercised over-allotment option, an investor in the Sponsor agreed for the Company to retain the residual $198,384 in the form of an advance. During the first and the second quarters of 2024, Sponsor advanced to the Company additional $170,000 and $255,000, respectively for general working capital needs. At September 30, 2024 and December 31, 2023, advance from related party totaled $623,384 and $198,384, respectively. Amounts advanced by the Sponsor to the Company are without fixed terms and payable on demand.

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

VALUENCE MERGER CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. As a result of the underwriters’ election on March 8, 2022, to purchase an additional 2,009,963 Units upon the partial exercise of the over-allotment option, a total 990,037 Units remained available for purchase at a price of $10.00 per Public Share. As of April 14, 2022, the remaining overallotment option fully expired.

The underwriters are entitled to a deferred fee of $8,105,480 in connection with their purchase of Units in the Initial Public Offering and partial exercise of their over-allotment option. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7 - SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 180,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2024 and December 31, 2023, there were 7,369,890 and 6,210,718 Class A ordinary shares issued and outstanding, which included 1,867,402 and 6,210,718 ordinary shares subject to redemption, respectively.

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On March 8, 2022, the underwriters partially exercised their over-allotment option resulting in 502,490 Class B ordinary shares no longer subject to forfeiture. On April 14, 2022, the over-allotment option expired, and 247,510 Class B ordinary shares were forfeited. On June 3, 2024, pursuant to the terms of the Articles, the Sponsor and Valuence Partners LP elected to convert an aggregate of 5,502,488 Class B ordinary shares held by them on a one-for-one basis into Class A ordinary shares. At September 30, 2024 and December 31, 2023, there were 2 and 5,502,490 Class B ordinary shares issued and outstanding, respectively.

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

Warrants - At September 30, 2024 and December 31, 2023, there were 11,004,981 Public Warrants and 6,934,662 Private Placement Warrants outstanding.

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
SEPTEMBER 30, 2024

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

VALUENCE MERGER CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees.

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

At September 30, 2024, assets held in the Trust Account were comprised of $21,920,833 held in an interest-bearing bank demand deposit account. From December 31, 2023 through September 30, 2024, the Company withdrew $49,900,380 of the Trust Account in connection with redemptions.

At December 31, 2023, assets held in the Trust Account were comprised of $69,402,338 in money market funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2023, the Company has withdrawn $167,831,206 on the Trust Account in connection with redemptions.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2024	December 31, 2023
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$—	$69,402,338

NOTE 9- SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheets date up to the date that the unaudited condensed financial statements were issued. Based upon this review the Company identified any subsequent events, as stated below, that require adjustment or disclosure in the unaudited condensed financial statements.

On November 3, 2024, the Company deposited an additional $28,011 into the Trust Account for the extension of the Combination Period from November 3, 2024 to December 3, 2024.

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

In connection with May 2023 Meeting, as described below, shareholders holding an aggregate of 15,799,245 Class A ordinary shares properly exercised their right to redeem their shares for $167,831,206. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $65.7 million. In connection June 2024 Meeting, shareholders holding an aggregate of 4,343,316 Class A ordinary shares properly exercised their right to redeem their shares for $49,900,380. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $21.9 million as of September 30, 2024.

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

Extraordinary General Meetings

On May 25, 2023, the Company held the May 2023 Meeting, where shareholders approved, among other things, an amendment to the Articles to extend the date by which the Company must consummate a Business Combination from June 3, 2023 to September 3, 2023 and to allow the Company, without another shareholder vote, by resolution of the Board of Directors, to elect to further extend the Combination Period in one-month increments up to eighteen (18) additional times, or a total of up to thirty-six (36) months after the Initial Public Offering, until up to March 3, 2025. In connection with such extensions to the Combination Period, the Sponsor or its designees was required to deposit into the Trust Account, as a loan, $420,000 for the extension to September 3, 2023 and $140,000 for each monthly extension thereafter. The Company’s shareholders also approved an amendment to the Articles to eliminate (i) the limitation that the Company may not redeem Public Shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (ii) the limitation that the Company shall not consummate a Business Combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such Business Combination. The Company’s shareholders also approved an amendment to the Articles to permit a holder of the Company’s Class B ordinary shares to convert such shares into Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holder. In connection with the May 2023 Meeting, holders of 15,799,245 Class A ordinary shares subject to possible redemption exercised their right to redeem such shares. As a result, the Company paid $167,831,206 (or $10.62 per share) to the redeeming shareholders. After redemptions the Company had 6,210,718 Class A ordinary shares subject to possible redemption outstanding. The Company, with the approval by the Board of Directors, extended the Combination Period to June 3, 2024 and caused to be deposited an additional $1,680,000 into the Company’s Trust Account.

On June 3, 2024, the Company held the June 2024 Meeting, where shareholders approved an amendment to the Articles to extend the Combination Period from June 3, 2024 for an initial two month period to August 3, 2024 and to permit the Company, without another shareholder vote, by resolution of the Board of Directors to elect to further extend such date up to nineteen (19) additional times for an additional one (1) month each time, up to March 3, 2026, provided that the Sponsor or its designees deposit into the Trust Account (i) on June 4, 2024, with respect to the initial extension, an amount equal to the lesser of (x) $60,000 or (y) $0.03 per public share multiplied by the number of Public Shares outstanding and (ii) one business day following the public announcement by the Company that the Board of Directors has elected to further extend such date for an additional month, an amount equal to the lesser of (x) $30,000 or (y) $0.015 per public share multiplied by the number of Public Shares outstanding. In connection with the June 2024 Meeting, holders of 4,343,316 Class A ordinary shares subject to possible redemption exercised their right to redeem such shares. As a result, the Company paid $49,900,380 (or $11.49 per share) to the redeeming shareholders. After redemptions the Company had 1,867,402 Class A ordinary shares subject to possible redemption outstanding.

Convertible Promissory Notes

On June 5, 2023, in connection with the required Contributions for monthly extensions to the Combination Period and for working capital purposes, the Company issued a non-interest bearing, unsecured convertible promissory note to the Sponsor in the aggregate principal amount of $613,207 and to Valuence Partners LP in the aggregate principal amount of $1,650,941. The Contribution Notes will be repayable by the Company upon the earlier of (i) consummation of a Business Combination and (ii) the date of the liquidation of the Company. Such loans may be converted into warrants of the post-Business Combination entity at the option of the payees, which shall have terms identical to the Private Placement Warrants. If the Company does not consummate a Business Combination by the end of the Combination Period, the outstanding principal amount of the Contribution Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Contribution Notes were accounted for using the bifurcation method and it was determined that the conversion feature had no value and the Contribution Notes were recorded at par value. As of September 30, 2024, $613,207 is outstanding under the Sponsor Convertible Promissory Note and $1,650,941 has been borrowed against VP Convertible Promissory Note.

On June 4, 2024, the Company issued the June 2024 Note to the Sponsor, in the principal amount of $300,000. The June 2024 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Maturity Date, the June 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the June 2024 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants. On June 4, 2024, the Company borrowed $300,000 under the June 2024 Note, which was outstanding as of September 30, 2024.

Results of Operations

As of September 30, 2024, we have not commenced any operations. All activity through September 30, 2024 relates to our formation, the Initial Public Offering, and our search for an initial Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering placed in the Trust Account.

For the three months ended September 30, 2024, we had a net income of $35,034, which consisted of interest earned on investments held in the Trust Account of $238,177, offset by general and administrative expenses of $203,143.

For the nine months ended September 30, 2024, we had a net income of $792,407, which consisted of interest earned on investments held in the Trust Account of $1,718,819, offset by general and administrative expenses of $926,412.

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

Liquidity and Capital Resources; Going Concern Consideration

As of September 30, 2024, we had cash of $15,539 and a working capital deficit of $5,554,762.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until up to March 3, 2026 to consummate a Business Combination or liquidate, provided that we cause to be deposited the New Contributions in connection with each monthly extension of the Combination Period. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation of the Trust Account and potential subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the Combination Period (up to March 3, 2026, if we, with shareholder approval, elect to further extend the Combination Period monthly to such deadline). Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this report. However, the Working Capital Loans and the June 2024 Note will provide additional flexibility to continue our identification and pursuit of potential Business Combination targets. Over this time period, the Company will be using available funds, including those from the Working Capital Loans, for the purpose of paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Our Sponsor, officers and directors have agreed, and our Articles provide, that we will have until up to March 3, 2026 to complete our Business Combination, provided that we cause to be deposited the New Contributions in connection with each monthly extension of the Combination Period. If we are unable to complete our Business Combination by up to March 3, 2026, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable) divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants if we fail to complete our initial Business Combination within the Combination Period.

As of September 30, 2024, after giving effect to our Initial Public Offering and our operations subsequent thereto, including the monthly Contributions and New Contributions made to the Trust Account, approximately $21.9 million was held in the Trust Account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Form 10-Q for the quarterly period ended September 30, 2024, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALUENCE MERGER CORP. I

Date: November 14, 2024	By:	/s/ Sung Yoon Woo
	Name:	Sung Yoon Woo
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Sungwoo (Andrew) Hyung
	Name:	Sungwoo (Andrew) Hyung
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

