Form 10-K
period 2024-12-31
Valuence Merger Corp. I
filed 2025-03-31
CIK 1892747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 28, 2024, the last business day of the Company’s most recently completed second fiscal quarter, was $21,344,404.90 based on the $11.40 closing sales price of the Company’s Class A ordinary shares on such date, as reported on The Nasdaq Global Market.

As of March 31, 2025 the Registrant had 7,369,890 Class A ordinary shares, $0.0001 par value per share, and 2 Class B ordinary shares, $0.0001 par value per share, outstanding.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our Public Shareholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete our initial Business Combination even though a majority of our Public Shareholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the Business Combination.

●	If we seek shareholder approval of our initial Business Combination, our initial shareholders, officers and directors have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote. In addition, our initial shareholders hold substantial interest in us and, as a result, may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

●	The ability of our Public Shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

●	The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

●	The requirement that we complete our initial Business Combination within the prescribed time frame under our amended and restated memorandum and articles of association, as amended (the “Articles”), may give potential target businesses leverage over us in negotiating a Business Combination and may decrease our ability to conduct due diligence on potential Business Combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

●	We may not be able to complete our initial Business Combination within the prescribed time frame and/or we may not elect to further extend our Combination Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Shareholders may, based on estimates as of December 31, 2024, receive approximately $11.89 per share, or less than such amount in certain circumstances, and there will be no liquidating distributions with respect to our warrants.

●	Our current life term is on a month-to-month basis and our existence is subject to our Board of Directors’ sole discretion, as well as contingent on the deposit of monthly New Contributions into the Trust Account. If the Board of Directors elects not to extend the Combination Period, or the Sponsor fails to deposit the New Contribution, we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

●	Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by difficult market and geopolitical conditions.

●	If we seek shareholder approval of our initial Business Combination, our Sponsor, directors and officers and their affiliates may elect to purchase Public Shares or Public Warrants from shareholders, which may reduce the public “float” of the Class A ordinary shares and Public Warrants.

●	If a shareholder fails to receive notice of our offer to redeem its Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares or Public Warrants, potentially at a loss.

●	Nasdaq has delisted our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for Business Combination opportunities due to the number of special purpose acquisition companies evaluating targets increasing, it may increase the cost of our initial Business Combination or could even result in our inability to consummate our initial Business Combination. If we are unable to complete our initial Business Combination within the Combination Period under our Articles, our Public Shareholders may, based on estimates as of December 31, 2024, receive approximately $11.89 per share, or less in certain circumstances, in connection with the liquidation of our Trust Account, and there will be no liquidating distributions with respect to our warrants.

●	Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in us.

●	We may reincorporate in another jurisdiction in connection with our initial Business Combination and such reincorporation may result in taxes imposed on shareholders.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination or force us to abandon our efforts to complete an initial Business Combination.

●	We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial Business Combination by the Combination Period. As such, there is a risk that we will be unable to continue as a going concern if liquidity needs arise or if we do not consummate an initial Business Combination by the applicable deadline and our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern. If we are unable to effect our initial Business Combination by the deadline, we will be forced to liquidate.

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

The Company has not commenced any operations. All activity for the period from August 27, 2021 (inception) through the date of this Annual Report relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On May 25, 2023, the Company held an extraordinary general meeting (the “May 2023 Meeting”), where shareholders approved, among other things, an amendment to the Company’s Articles to extend the date by which the Company must consummate a Business Combination (the “Combination Period”) from June 3, 2023 to September 3, 2023 and to allow the Company, without another shareholder vote, by resolution of the Board of Directors of the Company (the “Board of Directors”), to elect to further extend the Combination Period in one-month increments up to eighteen (18) additional times, or a total of up to thirty-six (36) months after the Initial Public Offering (each, an “Additional Extended Date”), until up to March 3, 2025. In connection with such extensions to the Combination Period, the Sponsor or its designees was required to deposit into the Trust Account, as a loan, $420,000 for the extension to September 3, 2023 and $140,000 for each monthly extension thereafter (each, a “Contribution”). The Company’s shareholders also approved an amendment to the Articles to eliminate (i) the limitation that the Company may not redeem Public Shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (ii) the limitation that we shall not consummate a Business Combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such Business Combination. The Company’s shareholders also approved an amendment to the Articles to permit a holder of our Class B ordinary shares to convert such shares into Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holder. In connection with the May 2023 Meeting, holders of 15,799,245 Class A ordinary shares subject to possible redemption exercised their right to redeem such shares. As a result, the Company paid $167,831,206 (or $10.62 per share) to the redeeming shareholders. After redemptions the Company had 6,210,718 Class A ordinary shares subject to possible redemption outstanding. The Company, with the approval of the Board of Directors, extended the Combination Period to June 3, 2024 and caused to be deposited an additional $1,680,000 into the Company’s Trust Account.

On June 5, 2023, in connection with the required Contributions for monthly extensions to the Combination Period and for working capital purposes, the Company issued a non-interest bearing, unsecured convertible promissory note to the Sponsor in the aggregate principal amount of $613,207 (the “Sponsor Convertible Promissory Note”) and to Valuence Partners LP in the aggregate principal amount of $1,650,941 (the “VP Convertible Promissory Note”, and together with the Sponsor Convertible Promissory Note, the “Contribution Notes”). The Contribution Notes will be repayable by the Company upon the earlier of (i) consummation of a Business Combination and (ii) the date of the liquidation of the Company (the “Maturity Date”). Such loans may be converted into warrants of the post-Business Combination entity at the option of the payees, which shall have terms identical to the Private Placement Warrants. If the Company does not consummate a Business Combination by the end of the Combination Period, the outstanding principal amount of the Contribution Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of December 31, 2024, $613,207 is outstanding under the Sponsor Convertible Promissory Note and $1,650,941 has been borrowed against the VP Convertible Promissory Note.

On June 14, 2023, the Staff of the Listing Qualifications Department of The Nasdaq Stock Market, LLC (“Nasdaq”) notified the Company that the Company was not in compliance with Nasdaq’s minimum $1,000,000 aggregate market value of warrants requirement set forth in Listing Rule 5452(b)(C). Based on Nasdaq’s further review and materials submitted by the Company to Nasdaq on July 19, 2023 and August 23, 2023, Nasdaq granted the Company an extension to December 11, 2023 to regain compliance with Listing Rule 5452(b)(C). On May 10, 2024, the Company received a written notice from Nasdaq stating that Nasdaq had determined to commence proceedings to delist the Company’s warrants from the Nasdaq Global Market unless the Company requested a hearing to appeal this determination or submitted an application to transfer the listing of its warrants from the Nasdaq Global Market to the Nasdaq Capital Market. The Company applied to transfer the listing of its warrants from the Nasdaq Global Market to the Nasdaq Capital Market, and on June 4, 2024, Nasdaq approved the Company’s application. The warrants were transferred to the Nasdaq Capital Market at the opening of business on June 6, 2024.

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

Also on June 3, 2024, pursuant to the terms of the Articles, the Sponsor and Valuence Partners LP elected to convert an aggregate of 5,502,488 Class B ordinary shares held by them on a one-for-one basis into Class A ordinary shares, with immediate effect. Following such conversion, the Company had an aggregate of 7,369,890 Class A ordinary shares issued and outstanding and 2 Class B ordinary shares issued and outstanding.

On June 4, 2024, the Company issued a convertible promissory note to the Sponsor, in the principal amount of $300,000 (the “June 2024 Note”). The June 2024 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the Maturity Date. If the Company does not consummate an initial Business Combination by the Maturity Date, the June 2024 Note will be repaid only from funds held outside of the Trust Account established in connection with the Company’s Initial Public Offering or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the June 2024 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants issued to the Sponsor in a private placement that closed simultaneously with the Company’s Initial Public Offering. On June 4, 2024, the Company borrowed $300,000 under the June 2024 Note, which was outstanding as of December 31, 2024.

Also on June 4, 2024, the Company deposited $56,022 into the Trust Account for the extension of the Combination Period from June 3, 2024 to August 3, 2024. With respect to each subsequent extension to an Additional Extended Date, the Company deposited an additional $28,011 into the Trust Account. As of the date of this Annual Report, the Company, with the approval by the Board of Directors, caused to be deposited a total of $560,110 into our Trust Account which includes Contributions and New Contributions through the present.

We have until April 3, 2025 to complete our initial Business Combination, which can be extended monthly until up to March 3, 2026.

On March 4, 2025, the Company received a notice from the staff of the Listing Qualifications Department of Nasdaq stating that because the Company had not completed an IPO within 36 months of the effective date of its IPO registration statement, it was not in compliance with Nasdaq listing rule IM 5101-2, and was therefore subject to delisting. Trading in the Company’s securities on Nasdaq was suspended at the opening of business on March 11, 2025, and trading of the Company’s securities on the over-the-counter market commenced shortly thereafter.

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

Business Strategy

Our business strategy is to identify, acquire, and maximize the value of a target operating in Asia, excluding China, Hong Kong and Macau, with a focus on either life sciences or sustainable technology - a target who can benefit from (i) our geographic understanding of both Asia and North America, (ii) the financial and operational experience of our management team and the Board of Directors, (iii) additional capital to fund its strategic objectives, and (iv) access to public securities markets.

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

Initial Business Combination

Our Articles provide that for so long as we are listed on Nasdaq, we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable) at the time of our signing a definitive agreement in connection with our initial Business Combination. We refer to this as the 80% of net assets test. If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm. Additionally, pursuant to Nasdaq rules, any initial Business Combination must be approved by a majority of our independent directors. Our Articles also provides that any initial Business Combination must be approved by at least 75% of our Board of Directors. We will have until up to March 3, 2026, the end of the Combination Period, to consummate an initial Business Combination or a total of up to forty-eight (48) months after the IPO; provided that we cause to be deposited the Contribution in connection with each Additional Extended Date.

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

Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination. Even though our securities are no longer listed on Nasdaq and therefore we are not required to satisfy the 80% requirement, we intend to satisfy the 80% requirement at the time of our initial Business Combination.

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

Financial Position

As of December 31, 2024, we had funds available for a Business Combination in the amount of $22,206,637, following the redemptions in connection with the extension of the date by which the Company must consummate a Business Combination, 5 months of Contributions and 4 months of New Contributions, and before payment of $8,105,480 of deferred underwriting fees and other fees and expenses associated with our initial Business Combination. Accordingly, we may be able to complete our initial Business Combination using our cash, or we may use our debt or equity securities, or a combination of the foregoing. We have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial Business Combination and we may effectuate an initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our Business Combination. In the case of an initial Business Combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the Business Combination would disclose the terms of the financing and, only if required by applicable law or stock exchange rule, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial Business Combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

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

We are not prohibited from pursuing an initial Business Combination with a target that is affiliated with our Sponsor, officers or directors, or from completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm, that such an initial Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context. Our Articles provides that a target will not be deemed an affiliate solely by virtue of ownership by our Sponsor or its affiliates, or any of their or our executive officers or directors, of less than 10% of its ordinary shares, individually or in the aggregate.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Articles. However, we will seek shareholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons. Under the Nasdaq listing rules, shareholder approval would be required for our initial Business Combination if, for example:

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

In the event that our Initial Shareholders, directors, officers or advisors, or their respective affiliates purchase Public Shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their Public Shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Further, to the extent any Public Shares are so purchased by our Sponsor, Initial Shareholders, directors, officers, advisors or their affiliates, such shares must (a) be purchased at a price no higher than the redemption price paid for our Public Shares, which as of December 31, 2024 was estimated to be $11.89 per share and (b) not be (i) voted by such holders or their respective affiliates in favor of approving the initial Business Combination, or (ii) redeemable by such holders or their respective affiliates. See the risk factor entitled “If we seek shareholder approval of our initial Business Combination, our Sponsor, directors and officers and their affiliates may elect to purchase Public Shares or Public Warrants from shareholders, which may reduce the public “float” of our Class A ordinary shares or Public Warrants” in Item 1A. Risk Factors for additional information.

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

Further, if we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Articles provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering (the “Excess Shares”). We believe the restriction described above will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights against a Business Combination if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem to no more than 15% of the shares sold in the Initial Public Offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including all shares held by those shareholders that hold more than 15% of the shares sold in the Initial Public Offering) for or against our initial Business Combination.

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

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our Articles:

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

If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our Articles:

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

If we seek shareholder approval, we will complete our initial Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the Business Combination. In such case, pursuant to the terms of a letter agreement entered into with us, our Initial Shareholders, officers and directors have agreed (and their permitted transferees will agree) to vote any Founder Shares held by them and any Public Shares purchased during or after the IPO in favor of our initial Business Combination. We expect that at the time of any shareholder vote relating to our initial Business Combination, our Initial Shareholders and their permitted transferees will own approximately 75% of our issued and outstanding ordinary shares entitled to vote thereon, which is the percentage owned by our Sponsor and its affiliates as of December 31, 2024. Each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. Our Initial Shareholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our Articles initially provided that we would have only 15 months (or up to 18 months or 21 months, as applicable) following the effectiveness of the IPO to consummate our initial Business Combination. However, on May 25, 2023, we held the May 2023 Meeting, where shareholders approved, among other things, an amendment to our Articles to extend the Combination Period to March 3, 2025. On June 3, 2024, we held the June 2024 Meeting, where shareholders approved among other things, an amendment to our Articles to further extend the Combination Period to up to March 3, 2026 provided that we deposit the New Contribution. Our Public Shareholders will not be entitled to vote on, or redeem their shares in connection with, any such extension. In connection with, any such Additional Extended Date, the Sponsor or its designees is required deposit into the Trust Account a Contribution. As of the date of this Annual Report, the Contributors have made an aggregate of $560,110 of Contributions and New Contributions. The maximum aggregate amount of Contributions and New Contributions will be $868,231. We have until April 3, 2025 to complete our initial Business Combination, which can be extended monthly until up to March 3, 2026.

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

Our Initial Shareholders, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our Articles (i) that would modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) with respect to the other material provision relating to the rights of holders of Public Shares, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding Public Shares.

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

If we were to expend all of the net proceeds of the IPO and the sale of the Private Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution was initially estimated at approximately $10.30. As of December 31, 2024, the per share amount held in our Trust Account is estimated to be approximately $11.89. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims. Accordingly, we cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $11.89.

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

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, we cannot assure you we will be able to return the current estimated $11.89 per Public Share to our Public Shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws and/or insolvency laws as a “preferential transfer”, a “fraudulent conveyance”, a “fraud in anticipation of winding up”, a “transaction in fraud of creditors” or a “misconduct in the course of winding up.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our shareholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our Public Shareholders will be entitled to receive funds from the Trust Account only upon the earlier of (i) the redemption of any Public Shares properly tendered in connection with the completion of our initial Business Combination, (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend our Articles to (A) modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (B) with respect to any other material provision relating to the rights of Public Shareholders and (iii) the redemption of all of our Public Shares if we are unable to complete our initial Business Combination within the Combination Period, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a shareholder’s voting in connection with the Business Combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above.

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

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing 4 Orinda Way, Suite 100D, Orinda, CA 94563 or by telephone at (415) 340-0222 or on our Internet website https://www.valuencecap.com.

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

We may not hold a shareholder vote to approve our initial Business Combination unless the Business Combination would require shareholder approval under applicable Cayman Islands law or if we decide to hold a shareholder vote for business or other reasons. Examples of transactions that would not ordinarily require shareholder approval under Cayman Islands law include asset acquisitions and capital stock or share purchases, while transactions such as direct mergers with our Company would require shareholder approval. Therefore, we may need to seek shareholder approval of the Business Combination depending on how we structure such transaction. Except as required by applicable law, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial Business Combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the Business Combination we consummate.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a certain amount of cash. If we are unable to complete our initial Business Combination, our Public Shareholders may, based on estimates as of December 31, 2024, receive approximately $11.89 per share, which is based on estimates as of December 31, 2024, on the liquidation of our Trust Account. There will be no redemption rights or liquidating distributions with respect to our warrants.

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

Because of our limited resources and the significant competition for business combination opportunities due to the number of special purpose acquisition companies evaluating targets increasing, it may increase the cost of our initial Business Combination or could even result in our inability to consummate our initial Business Combination. If we are unable to complete our initial Business Combination within the Combination Period under our Articles, our Public Shareholders may, based on estimates as of December 31, 2024, receive approximately $11.89 per share, or less in certain circumstances, in connection with the liquidation of our Trust Account, and there will be no liquidating distributions with respect to our warrants.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the Class A ordinary shares redeemed and, in the event we seek shareholder approval of our initial Business Combination, we make purchases of our Class A ordinary shares, the resources available to us for our initial Business Combination may be reduced. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we are unable to complete our initial Business Combination, our Public Shareholders may, based on estimates as of December 31, 2024, receive approximately $11.89 per share (or less in certain circumstances) on the liquidation of our Trust Account. There will be no redemption rights or liquidating distributions with respect to our warrants. In certain circumstances, our Public Shareholders may receive, based on estimates as of December 31, 2024, less than $11.89 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $11.89 per share, which is the estimated per share amount held in our Trust Account as of December 31, 2024” and other risk factors herein.

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

The requirement that we complete our initial Business Combination within the prescribed time frame under our Articles may give potential target businesses leverage over us in negotiating a Business Combination and may decrease our ability to conduct due diligence on potential Business Combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

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

We may not be able to complete our initial Business Combination within the prescribed time frame and/or we may not elect to further extend our Combination Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Shareholders may, based on estimates as of December 31, 2024, receive approximately $11.89 per share, or less than such amount in certain circumstances, and there will be no liquidating distributions with respect to our warrants.

Our Initial Shareholders, officers and directors have agreed that we must complete our initial Business Combination within the Combination Period. We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our Articles initially provided that we will have only 15 months (or up to 18 months or 21 months, as applicable) following the effectiveness of the IPO to consummate our initial Business Combination. However, on May 25, 2023, we held the May 2023 Meeting, where shareholders approved, among other things, an amendment to our Articles to extend the date by which the Company must consummate our initial Business Combination from June 3, 2023 to September 3, 2023 and to allow us, without another shareholder vote, by resolution of the Board of Directors, to elect to further extend the Combination Period until up to March 3, 2025. The extension to the Combination Period required a $420,000 deposit into the Trust Account by the Contributors and the election to further extend the Combination Period requires us to (i) cause the deposit of $140,000 each month into the Trust Account and (ii) approve the extension by the resolution of the Board of Directors.

On June 3, 2024, we held the June 2024 Meeting, where shareholders approved an amendment to our Articles to further extend the date by which the Company must consummate our initial Business Combination from June 3, 2024 for an initial two month period to August 3, 2024 and to allow us, without another shareholder vote, by resolution of the Board of Directors, to elect to further extend the Combination Period until up to March 3, 2026. The extension to the Combination Period required the Sponsor or its designees deposit into the Trust Account (i) on June 4, 2024, with respect to the initial extension, an amount equal to the lesser of (x) $60,000 or (y) $0.03 per public share multiplied by the number of Public Shares outstanding and (ii) one business day following the public announcement by the Company that the Board of Directors has elected to further extend such date for an additional month, an amount equal to (x) $30,000 or (y) $0.0015 per public share multiplied by the number of Public Shares outstanding. Our Board of Directors has discretion to decide if we will not further extend the Combination Period.

If we have not completed our initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses and net of taxes payable) divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our Public Shareholders may, based on estimates as of December 31, 2024, receive approximately $11.89 per share. There will be no redemption rights or liquidating distributions with respect to our warrants. In certain circumstances, our Public Shareholders may receive less than $11.89 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $11.89 per share, which is the estimated per share amount held in our Trust Account as of December 31, 2024” and other risk factors herein.

Our current life term is on a month-to-month basis and our existence is subject to our Board of Directors’ sole discretion, as well as contingent on the deposit of monthly New Contributions into the Trust Account. If the Board of Directors elects not to extend the Combination Period, or the Sponsor fails to deposit the New Contribution, we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

At the June 2024 Meeting, the Company’s shareholders approved an amendment to the Articles to extend the date by which the Company has to consummate an initial Business Combination from June 3, 2024 for an initial two month period to August 3, 2024 and to permit the Company, without another shareholder vote, by resolution of the board of directors, to elect to further extend such date up to nineteen (19) additional times for an additional one (1) month each time, up to March 3, 2026, provided that the Sponsor or its designees deposit a New Contribution of (i) $56,022 for the initial two-month period and (ii) $28,011 per month thereafter into the Trust Account.

Such monthly extensions of the Combination Period are therefore subject to the discretion of the Board of Directors and subject to our Sponsor depositing into the Trust Account the New Contribution. The Sponsor is not obligated to do so and may choose at any time not to. In either event, the Company would cease all operations except for the purpose of winding up and would redeem its Public Shares and liquidate.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by difficult market and geopolitical conditions.

The United States and global markets are experiencing volatility and disruption resulting from, among other things, the ongoing geopolitical tensions and conflict from the Russian-Ukraine war and Israel-Hamas conflict. These conflicts and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies.

In addition, concerns over potential increases in inflation, economic recession, as well as interest rate volatility and fluctuations in commodity prices, have exacerbated market volatility. Market uncertainty and volatility have also been magnified as a result actual and potential shifts in U.S. and foreign trade, economic and other policies, including with respect to treaties and tariffs.

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

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors and officers, and their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market prior to the completion of an initial Business Combination, although they are under no obligation to do so. There is no limit on the number of Public Shares or Public Warrants our Sponsor, the directors and officers, and their affiliates may purchase in such transactions, subject to compliance with applicable law. Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material non-public information), our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial Business Combination or not redeem their Public Shares. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

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

Our Public Shareholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) the redemption of any Public Shares properly tendered in connection with the completion of our initial Business Combination, (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend our Articles (A) to modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period, or (B) with respect to any other material provision relating to the rights of Public Shareholders and (iii) the redemption of all of our Public Shares if we are unable to complete our initial Business Combination within the Combination Period, subject to applicable law and as further described herein. In no other circumstances will a Public Shareholder have any right or interest of any kind in the Trust Account. Holders of Public Warrants will not have any right to the proceeds held in the Trust Account with respect to the Public Warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or Public Warrants, potentially at a loss.

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

As of December 31, 2024, $61,037 was available to us outside the Trust Account to fund our working capital requirements. While we believe that such funds, together with funds available from loans from our Sponsor, its affiliates, or our management team, will be sufficient to allow us to operate for at least the duration of the Combination Period, we cannot assure you that our estimate is accurate and our Sponsor, its affiliates or our management team are under no obligation to loan or advance funds to us. The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the Combination Period, assuming that our initial Business Combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through the IPO and potential loans from certain of our affiliates are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time. See “-We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial Business Combination by the Combination Period. As such, there is a risk that we will be unable to continue as a going concern if liquidity needs arise or if we do not consummate an initial Business Combination by the applicable deadline and our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern. If we are unable to effect our initial Business Combination by the deadline, we will be forced to liquidate.” for additional information regarding our ability to continue as a going concern.

We believe we have access to capital that will be sufficient to allow us to operate for at least the Combination Period; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial Business Combination, our Public Shareholders may, based on estimates as of December 31, 2024, receive approximately $11.89 per share (or less in certain circumstances) on the liquidation of our Trust Account. There will be no redemption rights or liquidating distributions with respect to our warrants. In certain circumstances, our Public Shareholders may receive less than $11.89 per share on the redemption of their shares.

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

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $11.89 per share, which is the estimated per share amount held in our Trust Account as of December 31, 2024.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our initial Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by Public Shareholders could be less than the $11.89 per share currently held in the Trust Account, estimated as of December 31, 2024, due to claims of such creditors.

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

There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings in order to appoint directors. Until we hold an annual general meeting, Public Shareholders may not be afforded the opportunity to discuss Company affairs with management. Currently, our Initial Shareholders own approximately 75% of our issued and outstanding ordinary shares. In addition, prior to our initial Business Combination, only holders of our Founder Shares, all of which are held by our Initial Shareholders, will have the right to vote on the appointment of our directors. Our Initial Shareholders have agreed that, subject to applicable law, neither of our Initial Shareholders will vote their Founder Shares to change the size of our Board of Directors or, without the others’ consent, with respect to appointment of directors. As holders of our Class A ordinary shares, our Public Shareholders will not have the right to vote on the appointment of directors prior to consummation of our initial Business Combination. These provisions of our Articles may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting As a result, holders of Public Shares will not have any influence over the appointment of directors prior to our initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination or force us to abandon our efforts to complete an initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial Business Combination. In addition, we may have imposed upon us burdensome requirements, including:

○	registration as an investment company;

○	adoption of a specific form of corporate structure; and

○	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

The SEC recently provided guidance that the determination of whether a SPAC, like us, is an “investment company” under the Investment Company Act is a facts and circumstances determination requiring individualized analysis and depends on a variety of factors, including a SPAC’s duration, asset composition, business purpose and activities. When applying these factors to us we do not believe that our principal activities will subject us to the Investment Company Act. To this end, the Company was formed for the purpose of completing an initial Business Combination with one or more businesses. Since our inception, our business has been and will continue to be focused on identifying and completing an initial Business Combination, and thereafter, operating the post-transaction business for the long term. Further, we do not plan to buy businesses or assets with a view to resale or profit from their resale and we do not plan to buy unrelated businesses or assets or to be a passive investor. In addition, the proceeds held in the Trust Account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations from the consummation of our IPO until March 1, 2024, when, to mitigate the potential risk that we might be deemed to be an investment company for purposes of the Investment Company Act, the trustee, pursuant to Amendment No. 1 the IMTA, liquidated such investments and moved the proceeds to an interest-bearing demand deposit account. As a result, the remaining proceeds from the IPO and sale of Private Placement Warrants are no longer invested in U.S. government securities or money market funds. Pursuant to the IMTA, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds in this manner, and by focusing our directors’ and officers’ time toward, and operating our business for the purpose of, acquiring and growing businesses for the long term (rather than buying and selling businesses in the manner of a merchant bank or private equity fund or investing in assets for the purpose of achieving investment returns on such assets), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Further, investing in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. Instead, the Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to the rights of Public Shareholders; or (iii) absent an initial Business Combination within the Combination Period, our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the Public Shares. If we do not invest the proceeds as described above, we may be deemed to be subject to the Investment Company Act.

If we were deemed to be an investment company for purposes of the Investment Company Act, we would need to register as such under the Investment Company Act and compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. We may also be forced to abandon our efforts to complete an initial Business Combination and instead be required to liquidate the Trust Account. In which case, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our securities following such a transaction. For illustrative purposes, in connection with the liquidation of our Trust Account, our Public Shareholders may receive approximately $11.89 per Public Share, which is based on estimates as of December 31, 2024, or less in certain circumstances. There will be no liquidating distributions with respect to our warrants.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although we expect to focus our search for a suitable initial Business Combination with companies that are either developing breakthrough technology in life sciences or advancing a platform for sustainable technology, we may pursue acquisition opportunities in any one of numerous industries, except that we will not, under our Articles, be permitted to effectuate our Business Combination with another blank check company or similar company with nominal operations. Because we have not yet identified any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’ operations, results of operations, cash flows, liquidity, financial condition or prospects.

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

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meet certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report for the year ending December 31, 2024. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a Business Combination with which a substantial majority of our shareholders do not agree.

Our Articles does not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our Public Shareholders do not agree with the transaction and have redeemed their Public Shares or, if we seek shareholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Initial Shareholders, directors, officers or advisors, or their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate an initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to further amend our Articles or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the period of time in which it had to consummate a business combination. We cannot assure you that we will not seek to further amend our Articles or governing instruments or to further extend the time in which we have to consummate a Business Combination through amending our Articles, such actions will require at least a special resolution of our shareholders as a matter of Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the Company, and amending our warrant agreement will require a vote of holders of at least a majority of the number of the then outstanding Public Warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, a majority of the number of the then outstanding Private Placement Warrants (except for provisions of the warrant agreement enabling amendments without shareholder or warrant holder approval that are necessary in the good faith determination of our Board of Directors (taking into account then existing market precedents) to allow for the warrants to be classified as equity in our financial statements). In addition, our Articles require us to provide our Public Shareholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete an initial Business Combination within the Combination Period or any further extensions or (B) with respect to any other material provisions relating to the rights of Public Shareholders.

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

The provisions of our Articles that relate to our pre-initial Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account), may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our Articles and the IMTA to facilitate the completion of an initial Business Combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-initial business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our Articles provides that any of its provisions, including those related to pre-initial Business Combination activity (including the requirement to deposit proceeds of the IPO and the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to Public Shareholders as described herein and in our Articles or an amendment to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated), but excluding the provision of the memorandum and articles of association relating to the appointment of directors, may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the IMTA governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares. As of the date of this Annual Report, our Initial Shareholders collectively beneficially own approximately 75% of our ordinary shares, and will participate in any such vote. Accordingly, our Initial Shareholders can approve the amendment of our Articles and our IMTA without the vote of any holders of Public Shares. As a result, we may be able to amend the provisions of our Articles which govern our pre-initial Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

Although we believe that the net proceeds of the IPO and the sale of the Private Placement Warrants will be sufficient to allow us to complete our initial Business Combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the IPO and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our initial Business Combination, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our initial Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial Business Combination. If we are unable to complete our initial Business Combination, our Public Shareholders may, based on estimates as of December 31, 2024, receive approximately $11.89 per share on the liquidation of our Trust Account. There will be no liquidating distributions with respect to our warrants. In certain circumstances, our Public Shareholders may receive less than $11.89 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $11.89 per share, which is the estimated per share amount held in our Trust Account as of December 31, 2024” and other risk factors below.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our Public Shareholders may, based on estimates as of December 31, 2024 receive approximately $11.89 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and there will be no liquidating distributions with respect to our warrants.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our Public Shareholders may, based on estimates as of December 31, 2024, receive approximately $11.89 per share on the liquidation of our Trust Account. There will be no liquidating distributions with respect to our warrants. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $11.89 per share, which is the estimated per share amount held in our Trust Account as of December 31, 2024” and other risk factors.

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

Of the net proceeds from the IPO and the sale of the Private Placement Warrants, following redemptions made in connection with our extensions and Contributions and New Contributions, $22,206,637 will be available to complete our Business Combination and pay related fees and expenses (which includes $8,105,480 for the payment of deferred underwriting commissions).

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

The Sponsor and our Company’s officers and directors have interests that may be different from, or in addition to, the Public Shareholders’ interests. For example:

●	If we do not consummate a Business Combination and we liquidate, the 5,502,490 Founder Shares held by the Sponsor will be worthless, as the Sponsor has waived liquidation rights with respect to such shares, as will the 2,666,667 Private Placement Warrants held by the Sponsor and 4,000,000 Private Placement Warrants held by Valuence Partners LP. The Sponsor and Valuence Partners LP purchased the Founder Shares for an aggregate purchase price of $25,000, or approximately $0.00043 per share, and purchased the Private Placement Warrants for $1.50 per warrant, or $10,000,000 in the aggregate.

●	For extensions beginning on January 3, 2024 through May 3, 2024, Sponsor and its affiliate invested a total of $700,000 of Contributions. The Sponsor and its affiliate also invested $56,022 for an initial two month period of June 3, 2024 to August 3, 2024 and thereafter eight additional deposits of $28,011 for an aggregate principal amount of $280,110 into our Trust Account as New Contributions for eight monthly extensions to April 3, 2025. Such Contributions and New Contributions are evidenced by the Contribution Notes and June 2024 Note and will be repayable upon the consummation of our Business Combination or our earlier liquidation. However, if we do not consummate a Business Combination and we liquidate, any such promissory notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

●	The Sponsor and the Company’s officers and directors and their respective affiliates are entitled to reimbursement of out-of-pocket expenses incurred by them related to identifying, investigating, negotiating and completing a Business Combination. If we do not consummate a Business Combination, they will not have any claim against the Trust Account for reimbursement. As of the date of this Annual Report, there are no reimbursable out-of-pocket expenses outstanding.

●	All rights specified in the Articles relating to the right of officers and directors to be indemnified by the Company, and of the Company’s officers and directors to be exculpated from monetary liability with respect to prior acts or omissions, will continue after a Business Combination. If the Company does not complete a Business Combination and liquidates, the Company will not be able to perform its obligations to its officers and directors under those provisions.

●	In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a letter of intent, confidentiality, or other similar agreement for a Business Combination, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and will not apply as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act.

Accordingly, if we do not consummate a Business Combination, the Sponsor may lose its entire investment in us, and the potential loss of this investment could incentivize the Sponsor and its affiliates to pursue a Business Combination on unfavorable terms in order to avoid a liquidation and a loss of its investment. In addition, the personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the Combination Period nears March 3, 2026, which is the deadline for our completion of an initial Business Combination.

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

RISKS RELATING TO OUR SECURITIES

Nasdaq has delisted our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Nasdaq rule IM-5101-2 requires that a SPAC complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement, which, in our case, was February 28, 2025. We did not complete an initial Business Combination by that date and so Nasdaq determined to delist our Units, Class A ordinary shares and Public Warrants from trading on March 11, 2025. Our securities are quoted on an over-the-counter market. As a result, we could face significant material adverse consequences, including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” While our units, Class A Ordinary Shares and public warrants were listed on Nasdaq, our units, Class A Ordinary Shares and public warrants were considered covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Since our securities may no longer be covered securities, we may be subject to regulation in each state in which we offer our securities, including in connection with our initial Business Combination.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares as issued in the IPO.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Articles provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. As a result, you would continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

We may issue additional Class A ordinary shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our Articles. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Articles authorize the issuance of up to 180,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share and 1,000,000 undesignated preference shares, par value $0.0001 per share. We have 7,369,890 Class A ordinary shares, 2 Class B ordinary shares, and 17,939,643 warrants issued and outstanding. Warrants are exercisable at $11.50 beginning 30 days after an initial Business Combination. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our Articles. Since the IPO, there is no preference shares issued and outstanding.

We may issue a substantial number of additional ordinary shares, and may issue preference shares, in order to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our Articles. However, our Articles provide, among other things, that prior to our initial Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial Business Combination. The issuance of additional ordinary shares or preference shares:

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

Provisions in our Articles may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our Articles contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include the ability of the Board of Directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

Unlike other blank check companies in which the Initial Shareholders agree to vote their Founder Shares in accordance with the majority of the votes cast by the Public Shareholders in connection with an initial Business Combination, our Initial Shareholders, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any Founder Shares held by them, as well as any Public Shares purchased during or after the IPO, in favor of our initial Business Combination. Based on the share ownership of our Initial Shareholders as of the date of this Annual Report, we expect that our Initial Shareholders and their permitted transferees will own approximately 75% of our issued and outstanding ordinary shares at the time of any such shareholder vote. As a result, our Initial Shareholders can approve the amendment of our Articles without the vote of any holders of Public Shares. Accordingly, if we seek shareholder approval of our initial Business Combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their Founder Shares in accordance with the majority of the votes cast by our Public Shareholders.

In addition, as a result of their substantial ownership in our Company, our Initial Shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Articles and approval of major corporate transactions. Accordingly, our Initial Shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial Business Combination.

We have the right to extend the Combination Period, on a monthly basis, up to March 3, 2026 without providing our shareholders a corresponding vote or redemption right provided that our Sponsor or its designee deposits $28,011 each month into our Trust Account. If we choose not to extend the Combination Period on the month-to-month basis, we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Shareholders may, based on estimates as of December 31, 2024, receive approximately $11.89 per share, or less than such amount in certain circumstances, and there will be no liquidating distributions with respect to our warrants.

We initially had until 15 months (or up to 18 months or 21 months, as applicable) following the effectiveness of the IPO to consummate an initial Business Combination. However, on May 25, 2023, we held the May 2023 Meeting, where shareholders approved, among other things, an amendment to our Articles to extend the date by which the Company must consummate our initial Business Combination from June 3, 2023 to the Combination Period and to allow us, without another shareholder vote, by resolution of the Board of Directors, to elect to further extend the Combination Period until up to March 3, 2025. The extension to the Combination Period required a $420,000 deposit into the Trust Account by the Contributors and the election to further extend the Combination Period requires us to (i) cause the deposit of $140,000 each month into the Trust Account and (ii) approve the extension by the resolution of the Board of Directors.

On June 3, 2024, we held the June 2024 Meeting, where shareholders approved an amendment to our Articles to further extend the date by which the Company must consummate our initial Business Combination from June 3, 2024 for an initial two month period to August 3, 2024 and to allow us, without another shareholder vote, by resolution of the Board of Directors, to elect to further extend the Combination Period until up to March 3, 2026. The extensions to the Combination Period required the Sponsor or its designees deposit into the Trust Account (i) on June 4, 2024, with respect to the initial extension, an amount equal to the lesser of (x) $60,000 or (y) $0.03 per public share multiplied by the number of Public Shares outstanding and (ii) one business day following the public announcement by the Company that the Board of Directors has elected to further extend such date for an additional month, an amount equal to (x) $30,000 or (y) $0.0015 per public share multiplied by the number of Public Shares outstanding. Our Board of Directors has discretion to decide if we will not further extend the Combination Period. We can provide no assurance that our Board of Directors will continue to extend the Combination Period.

If we have not completed our initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our Public Shareholders may, based on estimates as of December 31, 2024, receive approximately $11.89 per share. There will be no liquidating distributions with respect to our warrants. In certain circumstances, our Public Shareholders may receive less than the currently estimated $11.89 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $11.89 per share, which is the estimated per share amount held in our Trust Account as of December 31, 2024” and other risk factors herein. This feature is different from some other special purpose acquisition companies, in which any extension of the company’s period to consummate an initial business combination would require a vote of the company’s shareholders and in connection with such vote shareholders would have the right to redeem their Public Shares.

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

We have issued Public Warrants to purchase 10,000,000 of our Class A ordinary shares, at a price of $11.50 per share, as part of the Units sold in our IPO and, simultaneously with the closing of the IPO, we issued in a private placement an aggregate of 6,666,667 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share. Following our IPO, our Initial Shareholders owned an aggregate of 5,502,490 Founder Shares. As of December 31, 2024, of the 5,502,490 Founder Shares, all but two have been converted into Class A ordinary shares on a one-for-one basis. In addition, if our Initial Shareholders make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. The Sponsor and its affiliate have entered into the Contribution Notes in connection with required monthly Contributions into the Trust Account in connection with extensions of the Combination Period. The Contribution Notes have an aggregate principal amount of up to approximately $2,564,151, and up to $1.5 million of such amount may be converted into warrants at the option of the Contributors. To the extent we issue Class A ordinary shares to effectuate a Business Combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants and Founder Shares may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business.

If we are unable to consummate our initial Business Combination within the Combination Period, our Public Shareholders may be forced to wait beyond the Combination Period before redemption from our Trust Account.

If we are unable to consummate our initial Business Combination within the Combination Period, we will distribute the aggregate amount then on deposit in the Trust Account (less up to $100,000 of the interest earned thereon to pay dissolution expenses and net of taxes payable), pro rata to our Public Shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of Public Shares from the Trust Account shall be effected automatically by function of our Articles prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our Public Shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the Combination Period before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial Business Combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will Public Shareholders be entitled to distributions if we are unable to complete our initial Business Combination.

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

Our corporate affairs are governed by our Articles, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

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

Our Business Combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review certain direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. If CFIUS determines that an investment subject to its jurisdiction threatens national security, CFIUS has the power to impose restrictions on the investment or recommend that the President prohibit it or order divestment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, the nationality of the parties, the level of beneficial ownership interest and the nature of any information or governance rights involved.

The Sponsor is “controlled” (as defined in 31 CFR 800.208) by one or more foreign persons, such that the Sponsor’s involvement in any initial Business Combination may be a “covered transaction” (as defined in 31 CFR 800.213). For so long as the Sponsor retains a material ownership interest in us, we may be deemed a “foreign person” under the regulations relating to CFIUS. As such, an initial Business Combination with a U.S. business or foreign business with U.S. operations that we may wish to pursue may be subject to CFIUS review. It is possible that non-U.S. persons could be involved in our initial Business Combination, which may increase the risk that our initial Business Combination becomes subject to regulatory review. If a particular proposed initial Business Combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. In such circumstances, CFIUS may decide to delay or recommend that the President of the United States block our proposed initial Business Combination, require conditions with respect to such Business Combination or recommend that the President of the United States order us to divest all or a portion of the U.S. target business of our Business Combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, or delay or prevent us from pursuing, certain target companies that we believe would otherwise be beneficial to us and our shareholders. In addition, certain types of U.S. businesses may be subject to rules or regulations that limit or impose requirements with respect to foreign ownership. If CFIUS determines it has jurisdiction, CFIUS may decide to recommend a block or delay our initial Business Combination, or require conditions with respect to it, which may delay or prevent us from consummating a potential transaction.

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

We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial Business Combination by the Combination Period. As such, there is a risk that we will be unable to continue as a going concern if liquidity needs arise or if we do not consummate an initial Business Combination by the applicable deadline and our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern. If we are unable to effect our initial Business Combination by the deadline, we will be forced to liquidate.

We are a blank check company, and as we have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement. As of December 31, 2024, $61,037 was available to us outside the Trust Account to fund our working capital requirements. Although the Company plans to complete an initial Business Combination within the Combination Period, there can be no assurance that the Company will be able to consummate an initial Business Combination by such date. If a Business Combination is not consummated by up to March 3, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also within the next twelve months if an initial Business Combination is not consummated. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date of filing. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S ORDINARY EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our Units, Class A ordinary shares and Public Warrants were listed on Nasdaq under the symbols “VMCAU,” “VMCA” and “VMCAW”, respectively, until March 11, 2025. Shortly following the delisting, our Units, Class A ordinary shares and Public Warrants began trading on the over-the-counter market and quoted on the OTCPINK under the symbols “VMCUF”, “VMCAF” and “VMCWF”, respectively.

(b) Holders

As of December 31, 2024, there was one holder of record of our Units, three holders of record of our Class A ordinary shares, two holders of record of our Class B ordinary shares, and three holders of record of our warrants, including our Public Warrants and Private Placement Warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Units, Class A ordinary shares and Public Warrants are held of record by banks, brokers and other financial institutions.

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

Following redemptions in connection with the extensions (described elsewhere in this Annual Report), we have an aggregate of $22,206,637 held in the Trust Account as of December 31, 2024.

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

In connection with May 2023 Meeting, as described below, shareholders holding an aggregate of 15,799,245 Class A ordinary shares properly exercised their right to redeem their shares for $167,831,206. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $65.7 million. In connection June 2024 Meeting, shareholders holding an aggregate of 4,343,316 Class A ordinary shares properly exercised their right to redeem their shares for $49,900,380. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $22,206,637 as of December 31, 2024.

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

Extraordinary General Meetings

On May 25, 2023, the Company held the May 2023 Meeting, where shareholders approved, among other things, an amendment to the Articles to extend the date by which the Company must consummate a Business Combination from June 3, 2023 to September 3, 2023 and to allow us, without another shareholder vote, by resolution of our Board of Directors, to elect to further extend the Combination Period in one-month increments up to eighteen (18) additional times, or a total of up to thirty-six (36) months after the Initial Public Offering, until up to March 3, 2025. In connection with such extensions to the Combination Period, the Sponsor or its designees was required to deposit into the Trust Account, as a loan, $420,000 for the extension to September 3, 2023 and $140,000 for each monthly extension thereafter. The Company’s shareholders also approved an amendment to the Articles to eliminate (i) the limitation that we may not redeem Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 and (ii) the limitation that we shall not consummate a Business Combination unless we have net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such Business Combination. The Company’s shareholders also approved an amendment to the Articles to permit a holder of our Class B ordinary shares to convert such shares into Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holder. Under Cayman Islands law, the amendments to our Articles took effect upon approval of the Combination Period. In connection with the May 2023 Meeting, holders of 15,799,245 Class A ordinary shares subject to possible redemption exercised their right to redeem such shares. As a result, the Company paid $167,831,206 (or $10.62 per share) to the redeeming shareholders. After redemptions the Company had 6,210,718 Class A ordinary shares subject to possible redemption outstanding. The Company, with the approval by the Board of Directors, extended the Combination Period to June 3, 2024 and caused to be deposited an additional $1,680,000 into the Company’s Trust Account.

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

Convertible Promissory Notes

On June 5, 2023, in connection with the required Contributions for monthly extensions to the Combination Period and for working capital purposes, the Company issued a non-interest bearing, unsecured convertible promissory note to the Sponsor in the aggregate principal amount of $613,207 and to Valuence Partners LP in the aggregate principal amount of $1,650,941. The Contribution Notes will be repayable by the Company upon the earlier of (i) consummation of a Business Combination and (ii) the date of the liquidation of the Company. Such loans may be converted into warrants of the post-Business Combination entity at the option of the payees, which shall have terms identical to the Private Placement Warrants. If the Company does not consummate a Business Combination by the end of the Combination Period, the outstanding principal amount of the Contribution Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Contribution Notes were accounted for using the bifurcation method and it was determined that the conversion feature had no value and the Contribution Notes were recorded at par value. As of December 31, 2024, $613,207 is outstanding under the Sponsor Convertible Promissory Note and $1,650,941 has been borrowed against VP Convertible Promissory Note.

On June 4, 2024, the Company issued the June 2024 Note to the Sponsor, in the principal amount of $300,000. The June 2024 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Maturity Date, the June 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the June 2024 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants. On June 4, 2024, the Company borrowed $300,000 under the June 2024 Note, which was outstanding as of December 31, 2024.

Delisting from Nasdaq

On March 4, 2025, the Company received a notice from the staff of the Listing Qualifications Department of Nasdaq stating that because the Company had not completed an IPO within 36 months of the effective date of its IPO registration statement, it was not in compliance with Nasdaq listing rule IM 5101-2, and was therefore subject to delisting. Trading in the Company’s securities on Nasdaq was suspended at the opening of business on March 11, 2025, and trading of the Company’s securities on the over-the-counter market commenced shortly thereafter.

Results of Operations

As of December 31, 2024, we have not commenced any operations. All activity through December 31, 2024 relates to our formation. the IPO, and our search for an initial Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account.

For the year ended December 31, 2024, we had a net income of $2,403,129, which consisted of interest earned on investments held in the Trust Account of $1,920,591, as well recoveries of previously incurred general and administrative costs of $1,606,332, which offset $1,123,794 of general and administrative costs incurred in the current period.

For the year ended December 31, 2023, we had a net income of $4,771,471, which consisted of interest earned on investments held in the Trust Account of $6,163,554, offset by operating costs of $1,392,083.

Liquidity and Capital Resources; Going Concern Consideration

As of December 31, 2024, we had cash of $61,037 and a working capital deficit of $4,229,842.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Other than the Contribution Notes and June 2024 Note previously disclosed in this Annual Report, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The underwriters are entitled to a deferred underwriting commissions of $0.35 per Unit, or $8,105,480 from the closing of the IPO. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely if we complete a Business Combination, subject to the terms of the underwriting agreement.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2024.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Sung Yoon Woo	48	Chief Executive Officer and Director
Sungwoo (Andrew)Hyung	39	Chief Financial Officer and Director
Sungsik (Sung) Lee	48	President
Dr. Gene Young Cho	41	Chief Operating Officer
Dr. Joong Myung Cho	75	Director
John Kim	57	Director
Young Min Kim	66	Director
Gary Wunderlich	54	Director
Zhe Zhang	50	Director

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

Number and Terms of Office of Officers and Directors

Our Board of Directors consists of seven members. Holders of our Founder Shares have the right to appoint all of our directors prior to consummation of our initial Business Combination and holders of our Public Shares do not have the right to vote on the appointment of directors during such time. These provisions of our Articles may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. Each of our directors holds office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our Board of Directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our Board of Directors or by a majority of the holders of our Founder Shares.

Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our Articles as it deems appropriate. Our Articles provides that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the Board of Directors.

Director Independence

Our securities were listed on Nasdaq until March 11, 2025, and we continue to follow Nasdaq’s listing standards with regard to director independence and board committee composition. The rules of Nasdaq require that a majority of our Board of Directors be independent within one year of our IPO. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our Board of Directors has determined that Dr. Joong Myung Cho, John Kim, Young Min Kim, Gary Wunderlich, and Dr. Zhe Zhang are independent directors as defined in Nasdaq listing standards and under applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Board Committees

Audit Committee

We have established an audit committee of the Board of Directors. Messrs. Wunderlich and Kim serve as the members of the audit committee, and Mr. Kim chairs the audit committee. Our audit committee is entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee.

Each member of the audit committee is financially literate and our Board of Directors has determined that Mr. Kim qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee. The members of our nominating and corporate governance are John Kim, Gary Wunderlich and Dr. Zhe Zhang. John Kim serves as chair of the nominating and corporate governance committee. John Kim, Gary Wunderlich and Dr. Zhe Zhang meet the independent director standard under Nasdaq listing standards applicable to members of the nominating and corporate governance committee.

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

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees (“Code of Ethics”). A copy of the Code of Ethics is posted on our Internet website at https://www.valuencecap.com. Our website and the information contained on, or that can be accessed through, the website are not deemed to be incorporated by reference in, and are not considered part of, this Annual Report.We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of the Company’s securities by directors, officers and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations (the “Insider Trading Policy”). A copy of our Insider Trading Policy is attached as Exhibit 19.1 to this Annual Report.

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

The following table is based on 7,369,892 ordinary shares outstanding as of the date of this Annual Report, of which 7,369,890 were Class A ordinary shares and 2 were Class B ordinary shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned	Percentage of Outstanding Class A Ordinary Shares	Number of Class B Ordinary Shares Beneficially Owned	Percentage of Outstanding Class B Ordinary Shares	Percentage of Combined Voting Power
Sung Yoon Woo	-	-	-	-	-
Sungwoo (Andrew) Hyung	-	-	-	-	-
Sungsik (Sung) Lee	-	-	-	-	-
Dr. Gene Young Cho	-	-	-	-	-
Dr. Joong Myung Cho	-	-	-	-	-
John Kim	-	-	-	-	-
Young Min Kim	-	-	-	-	-
Gary Wunderlich	-	-	-	-	-
Dr. Zhe Zhang	-	-	-	-	-
All executive officers and directors as a group (9 individuals)	-	-	-	-	-
VMCA Sponsor, LLC (2)(3)	5,502,489	74.7%	2	100.0%	74.7%
Meteora Capital, LLC(4)	385,355	5.2%	-	-	5.2%

(1)	Unless otherwise noted, the business address of each of our shareholders listed is c/o Valuence Merger Corp. I, 4 Orinda Way, Suite 100D, Orinda, California, 94563.

(2)	Interests shown consist solely of Founder Shares, classified as Class B ordinary shares. Such shares are convertible into Class A ordinary shares at the option of the holder at any time and from time to time and will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial Business Combination, in each case on a one-for-one basis, subject to adjustment.

(3)	VMCA Sponsor, LLC, our Sponsor, is the record holder of 4,302,290 of the shares reported herein and the other 1,200,000 shares reported herein are held of record by Valuence Partners LP. VMCA Sponsor, LLC is the sole general partner of Valuence Partners LP and has voting and investment discretion with respect to the securities held of record by Valuence Partners LP. VMCA Sponsor, LLC is governed and controlled by its co-managing members, Credian Partners, Inc., which Sung Yoon Woo is the sole shareholder, Sungwoo (Andrew) Hyung, Sungsik (Sung) Lee, and Gene Young Cho. Each co-managing member has the powers, rights, obligations and liabilities of a manager pursuant to the Limited Liability Companies Act of the Cayman Islands. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by two or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to VMCA Sponsor, LLC. Based on the foregoing, no director exercises voting or dispositive control over any of the securities held by VMCA Sponsor, LLC. Accordingly, none of them are deemed to have or share beneficial ownership of such shares and, for the avoidance of doubt, each has expressly disclaimed any such beneficial interest to the extent of any pecuniary interest he may have therein, directly or indirectly. Each of our officers, directors and advisors is, directly or indirectly, a member of our Sponsor.

(4)	According to a Schedule 13G filed by Meteora Capital, LLC (“Meteora Capital”) and Vikas Mittal with the SEC on February 14, 2025 with respect to the Class A ordinary shares held by certain funds and managed accounts to which Meteora Capital serves as investment manager (the “Meteora Funds”). Mr. Mittal serves as the managing member of Meteora Capital with respect to the Class A Ordinary Shares held by the Meteora Funds. Meteora Capital and Mr. Mittal each disclaims beneficial ownership over such shares except to the extent of its or his pecuniary interest therein. The principal business address for each Meteora Capital, LLC and Vik Mittal is 1200 N Federal Hwy, #200, Boca Raton FL 33432.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Founder Shares

The Founder Shares are identical to the Public Shares, and holders of Founder Shares have the same shareholder rights as Public Shareholders, except that (i) holders of the Founder Shares have the right to vote on the appointment of our directors prior to our initial Business Combination, (ii) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, and (iii) our Initial Shareholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of our initial Business Combination and (B) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our initial Business Combination within such time period and (iv) the Founder Shares will automatically convert into Class A ordinary shares at the time of our initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein and in our Articles. Our Initial Shareholders have agreed that, subject to applicable law, neither of our Initial Shareholders will vote its Founder Shares to change the size of our Board of Directors or, without the other’s consent, with respect to appointment of directors. If we submit our initial Business Combination to our Public Shareholders for a vote, our Initial Shareholders, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any Founder Shares held by them and any Public Shares purchased during or after the IPO in favor of our initial Business Combination. Based on the share ownership of our Initial Shareholders as of the date of this Annual Report, we expect that our Initial Shareholders and their permitted transferees will own approximately 75% of our issued and outstanding ordinary shares at the time of any such shareholder vote. As a result, our Initial Shareholders can approve the amendment of our Articles without the vote of any holders of Public Shares. Accordingly, if we seek shareholder approval of our initial Business Combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their Founder Shares in accordance with the majority of the votes cast by our Public Shareholders.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein and in our Articles. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the IPO and related to the closing of the Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of all ordinary shares outstanding upon completion of the IPO plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to our Initial Shareholders or their affiliates upon conversion of loans made to us). Holders of Founder Shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares, subject to adjustment as provided above, at any time. The term “equity-linked securities” refers to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A ordinary shares issued in a financing transaction in connection with our initial Business Combination, including but not limited to a private placement of equity or debt. Securities could be “deemed issued” for purposes of the conversion adjustment if such shares are issuable upon the conversion or exercise of convertible securities, warrants or similar securities.

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

On June 5, 2023, in connection with the required Contributions for monthly extensions to the Combination Period and for working capital purposes, the Company issued a non-interest bearing, unsecured convertible promissory note to the Sponsor in the aggregate principal amount of $613,207 and to Valuence Partners LP in the aggregate principal amount of $1,650,941. The Contribution Notes will be repayable by the Company upon the earlier of (i) consummation of a Business Combination and (ii) the date of the liquidation of the Company. Such loans may be converted into warrants of the post-Business Combination entity at the option of the payees, which shall have terms identical to the Private Placement Warrants. If the Company does not consummate Such loans may be converted into warrants of the post-Business Combination entity at the option of the payees, which shall have terms identical to the Private Placement Warrants. If the Company does not consummate a Business Combination by the end of the Combination Period, the outstanding principal amount of the Contribution Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Contribution Notes were accounted for using the bifurcation method and it was determined that the conversion feature had no value and the Contribution Notes were recorded at par value. As of December 31, 2024, $613,207 is outstanding under the Sponsor Convertible Promissory Note and $1,650,941 has been borrowed against the VP Convertible Promissory Note.

On June 4, 2024, the Company issued the June 2024 Note to the Sponsor, in the principal amount of $300,000. The June 2024 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Maturity Date, the June 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the June 2024 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants. On June 4, 2024, the Company borrowed $300,000 under the June 2024 Note, which was outstanding as of December 31, 2024.

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

Audit Fees. During the year ended December 31, 2024 and 2023, fees for our independent registered public accounting firm were approximately $96,720 and $98,800, respectively, for the services Withum performed in connection with our Initial Public Offering, quarterly filings and the audit of our December 31, 2024 and 2023 financial statements included in this Annual Report.

Audit-Related Fees. For the year ended December 31, 2024 and 2023, we did not pay Withum any audit-related fees.

Tax Fees. We did not pay Withum for tax services, planning or advice for the year ended December 31, 2024 and 2023.

All Other Fees. We did not pay Withum for other service for the year ended December 31, 2024 and 2023.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022).
3.2	Certificate of Amendment to the Amended and Restated Memorandum and Articles of Association of Valuence Merger Corp. I. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023).
3.3	Certificate of Amendment to the Amended and Restated Memorandum and Articles of Association of Valuence Merger Corp. I. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023).
3.4	Certificate of Amendment to the Amended and Restated Memorandum and Articles of Association of Valuence Merger Corp. I. (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023).
3.5	Certificate of Amendment to the Amended and Restated Memorandum and Articles of Association of Valuence Merger Corp. I. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l/A (File No. 333-262246), filed with the SEC on February 18, 2022).
4.2	Specimen Class A Ordinary Share Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l/A (File No. 333-262246), filed with the SEC on February 18, 2022).
4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l/A (File No. 333-262246), filed with the SEC on February 18, 2022).
4.4	Warrant Agreement, dated February 28, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2023).
4.5	Description of Securities (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2023).
10.1	Letter Agreement, dated February 28, 2022, by and among the Company, its officers, its directors, the Sponsor and Valuence Partners LP (Incorporated by reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022).
10.2	Investment Management Trust Agreement, dated February 28, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022).
10.3	Amendment No. 1 to Investment Management Trust Agreement, dated March 1, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2024).
10.4	Registration Rights Agreement, dated February 28, 2022, by and among the Company, VMCA Sponsor, LLC and the other holders party thereto (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022).
10.5	Private Placement Warrants Purchase Agreement, dated February 28, 2022, between the Company and the Sponsor (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022).
10.6	Private Placement Warrants Purchase Agreement, dated February 28, 2022, between the Company and Valuence Partners L.P. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022).
10.7	Convertible Promissory Note, dated June 5, 2023, by and between the Company and VMCA Sponsor, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 9, 2023).
10.8	Convertible Promissory Note, dated June 5, 2023, by and between the Company and Valuence Partners LP (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 9, 2023).
10.9	Convertible Promissory Note, dated June 4, 2024, by and between the Company and VMCA Sponsor, LLC (Incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K, filed with the SEC on June 6, 2024).

10.10	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-l/A (File No. 333-262246), filed with the SEC on February 18, 2022).
19.1*	Valuence Merger Corp. I Insider Trading Policy.
24.1	Power of Attorney (included on signature pages herein).
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Valuence Merger Corp. I. Policy for the Recovery of Erroneously Awarded Compensation (Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2024).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2025

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

Name	Title	Date

/s/ Sung Yoon Woo	Chief Executive Officer and Director	March 31, 2025
Sung Yoon Woo	(Principal Executive Officer)

/s/ Sungwoo (Andrew) Hyung	Chief Financial Officer and Director	March 31, 2025
Sungwoo (Andrew) Hyung	(Principal Financial and Accounting Officer)

/s/ Dr. Joong Myung Cho	Director	March 31, 2025
Dr. Joong Myung Cho

/s/ John Kim	Director	March 31, 2025
John Kim

/s/ Young Min Kim	Director	March 31, 2025
Young Min Kim

/s/ Gary Wunderlich	Director	March 31, 2025
Gary Wunderlich

/s/ Zhe Zhang	Director	March 31, 2025
Zhe Zhang

VALUENCE MERGER CORP. I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Valuence Merger Corp. I:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Valuence Merger Corp. I (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, changes in shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by April 3, 2025 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

March 31, 2025

PCAOB ID Number 100

VALUENCE MERGER CORP. I

BALANCE SHEETS

	December 31,
	2024	2023

ASSETS
Current assets
Cash	$61,037	$684,816
Prepaid expenses	48,474	78,070
Total current assets	109,511	762,886

Cash and investments held in Trust Account	22,206,637	69,402,338
TOTAL ASSETS	$22,316,148	$70,165,224

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses and accounts payable	$766,821	$2,228,646
Advances from related party	1,008,384	198,384
Convertible promissory notes - sponsor	913,207	613,207
Convertible promissory note - related party	1,650,941	1,650,941
Total current liabilities	4,339,353	4,691,178

Deferred underwriting fees	8,105,480	8,105,480
TOTAL LIABILITIES	12,444,833	12,796,658

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 1,867,402 and 6,210,718 shares at redemption value of $11.89 and $11.15 per share at December 31, 2024 and 2023, respectively	22,206,637	69,262,338

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2024 and 2023	—	—
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; 5,502,488 and none issued or outstanding (excluding 1,867,402 and 6,210,718 shares subject to possible redemption) as of December 31, 2024 and 2023, respectively	550	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2 and 5,502,490 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	550
Additional paid-in capital	—	—
Accumulated deficit	(12,335,872)	(11,894,322)
TOTAL SHAREHOLDERS’ DEFICIT	(12,335,322)	(11,893,772)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$22,316,148	$70,165,224

The accompanying notes are an integral part of these financial statements.

VALUENCE MERGER CORP. I

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023

General and administrative expenses	$1,123,794	$1,392,083
Recoveries of previously incurred general and administrative expenses	(1,606,332)	—
Income (loss) from operations	482,538	(1,392,083)

Other income:
Interest earned on investments and cash held in Trust Account	1,920,591	6,163,554
Total other income	1,920,591	6,163,554

Net income	$2,403,129	$4,771,471

Weighted average shares outstanding of Class A redeemable ordinary shares	3,718,651	12,833,415

Basic and diluted net income per common share, Class A redeemable ordinary shares	$0.26	$0.26

Weighted average shares outstanding of Class A and Class B non-redeemable ordinary shares	5,502,490	5,502,490

Basic and diluted net income per common share, Class A and Class B non-redeemable ordinary shares	$0.26	$0.26

The accompanying notes are an integral part of these financial statements.

VALUENCE MERGER CORP. I

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Class A ordinary shares		Class B ordinary shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	—	$—	5,502,490	$550	$—	$(11,894,322)	$(11,893,772)
	—	—
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,844,679)	(2,844,679)

Conversion of Class B ordinary shares to Class A ordinary shares	5,502,488	550	(5,502,488)	(550)	—	—	—

Net income	—	—	—	—	—	2,403,129	2,403,129

Balance as of December 31, 2024	5,502,488	$550	2	$—	$—	$(12,335,872)	$(12,335,322)

The accompanying notes are an integral part of these financial statements.

VALUENCE MERGER CORP. I

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$2,403,129	$4,771,471
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(1,920,591)	(6,163,554)
Changes in operating assets and liabilities:
Prepaid expenses	29,596	444,374
Accrued expenses and accounts payable	(1,461,825)	239,176
Net cash used in operating activities	(949,691)	(708,533)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(784,088)	(1,120,000)
Cash withdrawn from Trust Account in connection with redemption	49,900,380	167,831,206
Net cash provided by investing activities	49,116,292	166,711,206

Cash Flows from Financing Activities:
Advances from related party	810,000	—
Proceeds from convertible promissory notes - sponsor	300,000	613,207
Proceeds from convertible promissory note - related party	—	1,650,941
Payment of offering costs	—	(70,000)
Redemption of ordinary shares	(49,900,380)	(167,831,206)
Net cash used in financing activities	(48,790,380)	(165,637,058)

Net Change in Cash	(623,779)	365,615
Cash – Beginning of year	684,816	319,201
Cash – End of year	$61,037	$684,816

The accompanying notes are an integral part of these financial statements.

VALUENCE MERGER CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from August 27, 2021 (inception) through December 31, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On June 5, 2023, in connection with the required Contributions for monthly extensions to the Combination Period and for working capital purposes, the Company issued a non-interest bearing, unsecured convertible promissory note to the Sponsor in the aggregate principal amount of $613,207 (the “Sponsor Convertible Promissory Note”) and to Valuence Partners LP in the aggregate principal amount of $1,650,941 (the “VP Convertible Promissory Note”, and together with the Sponsor Convertible Promissory Note, the “Contribution Notes”). The Contribution Notes will be repayable by the Company upon the earlier of (i) consummation of a Business Combination and (ii) the date of the liquidation of the Company (the “Maturity Date”). Such loans may be converted into warrants of the post-Business Combination entity at the option of the payees, which shall have terms identical to the Private Placement Warrants. If the Company does not consummate a Business Combination by the end of the Combination Period, the outstanding principal amount of the Contribution Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Contribution Notes were accounted for using the bifurcation method and it was determined that the conversion feature had no value and the Contribution Notes were recorded at par value. As of December 31, 2024, $613,207 is outstanding under the Sponsor Convertible Promissory Note and $1,650,941 has been borrowed against VP Convertible Promissory Note.

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

On June 4, 2024, the Company issued a convertible promissory note to the Sponsor, in the principal amount of $300,000 (the “June 2024 Note”). The June 2024 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the Maturity Date. If the Company does not consummate an initial Business Combination by the Maturity Date, the June 2024 Note will be repaid only from funds held outside of the Trust Account established in connection with the Company’s Initial Public Offering or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the June 2024 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants issued to the Sponsor in a private placement that closed simultaneously with the Company’s Initial Public Offering. On June 4, 2024, the Company borrowed $300,000 under the June 2024 Note, which was outstanding as of December 31, 2024.

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

On November 3, 2024, the Board of Directors of the Company approved an extension of the date by which the Company has to consummate an initial business combination by an additional month, from November 3, 2024 to December 3, 2024, the fourth of 19 potential one-month extensions available to the Company. In connection with such extension, the Company caused to be deposited an additional $28,011 into the Company’s Trust Account.

On November 26, 2024, the Board of Directors of the Company approved an extension of the date by which the Company has to consummate an initial business combination by an additional month, from December 3, 2024 to January 3, 2025, the fifth of 19 potential one-month extensions available to the Company. In connection with such extension, the Company caused to be deposited an additional $28,011 into the Company’s Trust Account.

On December 30, 2024, the Board of Directors of the Company approved an extension of the date by which the Company has to consummate an initial business combination by an additional month, from January 3, 2025 to February 3, 2025, the sixth of 19 potential one-month extensions available to the Company. In connection with such extension, the Company caused to be deposited an additional $28,011 into the Company’s Trust Account.

On February 1, 2025, the Board of Directors of the Company approved an extension of the date by which the Company has to consummate an initial business combination by an additional month, from February 3, 2025 to March 3, 2025, the seventh of 19 potential one-month extensions available to the Company. In connection with such extension, the Company caused to be deposited an additional $28,011 into the Company’s Trust Account.

On March 3, 2025, the Board of Directors of the Company approved an extension of the date by which the Company has to consummate an initial business combination by an additional month, from March 3, 2025 to April 3, 2025, the eighth of 19 potential one-month extensions available to the Company. In connection with such extension, the Company caused to be deposited an additional $28,011 into the Company’s Trust Account.

On March 4, 2025, the Company received a notice from the staff of the Listing Qualifications Department of Nasdaq stating that because the Company had not completed an IPO within 36 months of the effective date of its IPO registration statement, it was not in compliance with Nasdaq listing rule IM 5101-2, and was therefore subject to delisting. Trading in the Company’s securities on Nasdaq was suspended at the opening of business on March 11, 2025, and trading of the Company’s securities on the over-the-counter market commenced shortly thereafter.

Liquidity and Going Concern

As of December 31, 2024, the Company had cash of $61,037, and a working capital deficit of $4,229,842.

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

Cash and Cash Equivalents

As of December 31, 2024 and 2023, the Company had cash of $61,037 and $684,816, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2024 and 2023.

Cash and Investments Held in Trust Account

At December 31, 2024 and 2023, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on cash and investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Warrant Instruments

The Company accounts for the 17,939,643 warrants issued in connection with the Initial Public Offering and the underwriters’ exercise of their over-allotment option as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB Accounting Standards Codification 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of issuance costs of temporary equity at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrant issuance costs are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The fair value of the Public Warrants has been estimated using its quoted market price as of December 31, 2024. As the Company’s warrants meet the criteria for equity classification, the Company has accounted for the warrants as equity classified.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2024 and 2023, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

In connection June 2024 Meeting, shareholders holding 4,343,316 Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $49.9 million (approximately $11.49 per ordinary share) was removed from the Trust Account to pay such holders. After the satisfaction of such redemptions, the balance in the Company’s Trust Account was approximately $21.9 million as of December 31, 2024. Following redemptions, the Company had 1,867,402 Class A ordinary shares subject to redemption outstanding.

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

At December 31, 2024 and 2023, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, at redemption value, December 31, 2022	$229,949,989
Less:
Redemption of shares	(167,831,206)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	7,143,555
Class A ordinary shares subject to possible redemption, at redemption value, December 31, 2023	69,262,338
Less:
Redemption of shares	(49,900,380)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	2,844,679
Class A ordinary shares subject to possible redemption, at redemption value, December 31, 2024	$22,206,637

Income Taxes

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2024 and 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,939,643 Class A ordinary shares in the aggregate. As of December 31, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31,
	2024		2023
	Class A redeemable	Class A and Class B non-redeemable	Class A redeemable	Class A and Class B non-redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$969,121	$1,434,008	$3,339,582	$1,431,889
Denominator:
Basic and diluted weighted average shares outstanding	3,718,651	5,502,490	12,833,415	5,502,490
Basic and diluted net income per ordinary share	$0.26	$0.26	$0.26	$0.26

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

Convertible Promissory Notes

The Company has elected the bifurcation option to account for the proceeds received during 2023 and 2024 from the convertible promissory notes to the Sponsor and related party. These promissory notes are presented in the balance sheets as Convertible promissory notes - sponsor and convertible promissory note - related party.

The Company analyzed convertible promissory notes to assess if the fair value option was appropriate in 2023 and 2024, due to the substantial premium which results in an offsetting entry to additional paid in capital and under the related party guidance which precludes the fair value option it was determined the fair value option was not appropriate. As such, the Company accounted for the working capital loans and convertible notes – related party, analyzing the conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as freestanding derivative financial instruments.

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

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense.

The Company has determined that the conversion feature included in convertible promissory notes - sponsor and convertible note - related party had no value and these notes were recorded at par value.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of December 31, 2024.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

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

On June 5, 2023, the Company issued a promissory note (the “Sponsor Convertible Promissory Note”) in the principal amount of up to $613,207 to the Sponsor for working capital requirements and payment of certain expenses in connection the Company’s Business Combination. The Sponsor Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the Sponsor Convertible Promissory Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into the Conversion Warrants, equal to (x) the portion of the principal amount of the Sponsor Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Sponsor Convertible Promissory Note was accounted for using the bifurcation method and was determined that the conversion feature had no value and was recorded at par value. As of December 31, 2024, $613,207 is outstanding under the Sponsor Convertible Promissory Note.

On June 4, 2024, the Company issued the June 2024 Note to the Sponsor, in the principal amount of $300,000. The June 2024 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Maturity Date, the June 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the June 2024 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor, or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants. The June 2024 Note was accounted for using the bifurcation method and it was determined that the conversion feature had no value, and the June 2024 Note was recorded at par value. On June 4, 2024, the Company borrowed $300,000 under the June 2024 Note, which was outstanding as of December 31, 2024.

On June 5, 2023, the Company issued an unsecured convertible promissory note to Valuence Partners LP, an affiliate of the Sponsor (the “VP Convertible Promissory Note”), pursuant to which the Company may borrow up to an aggregate maximum amount of $1,650,941. The VP Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the VP Convertible Promissory Note, Valuence Partners LP may elect to convert all or any portion of the unpaid principal balance into that number of warrants, each exercisable for one Class A Share of the Company, equal to (x) the portion of the principal amount of the VP Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The aggregate amount convertible into Conversion Warrants pursuant to the Sponsor Convertible Promissory Note and the VP Convertible Promissory Note shall not exceed $1,500,000. The VP Convertible Promissory Note was accounted for using the bifurcation method, and was determined that the conversion feature had no value and was recorded at par value. As of December 31, 2023, $1,650,941 has been borrowed against VP Convertible Promissory Note.

Advance from Related Party

On March 7, 2022, in connection with the unexercised over-allotment option, an investor in the Sponsor agreed for the Company to retain the residual $198,384 in the form of an advance. During 2024, the Sponsor advanced to the Company additional $810,000 for general working capital needs. At December 31, 2024 and 2023, advances from related party totaled $1,008,384 and $198,384, respectively. Amounts advanced by the Sponsor to the Company are without fixed terms and payable on demand.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of ongoing geopolitical instability events, including the Russia-Ukraine conflict and the Israel-Hamas conflict. As a result of the Russia-Ukraine conflict, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of the Russia-Ukraine conflict, Israel-Hamas conflict and related sanctions on the world economy is not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

NOTE 7 - SHAREHOLDERS’ DEFICIT

Preference shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2024 and 2023, there were no preference shares issued or outstanding.

Class A ordinary shares -  The Company is authorized to issue 180,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. On June 3, 2024, pursuant to the terms of the Articles, the Sponsor and Valuence Partners LP elected to convert an aggregate of 5,502,488 Class B ordinary shares held by them on a one-for-one basis into Class A ordinary shares. At December 31, 2024 and 2023, there were 7,369,890 and 6,210,718 Class A ordinary shares issued and outstanding, which included 1,867,402 and 6,210,718 ordinary shares subject to redemption, respectively.

Class B ordinary shares -  The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On March 8, 2022, the underwriters partially exercised their over-allotment option resulting in 502,490 Class B ordinary shares no longer subject to forfeiture. On April 14, 2022, the over-allotment option expired, and 247,510 Class B ordinary shares were forfeited. On June 3, 2024, pursuant to the terms of the Articles, the Sponsor and Valuence Partners LP elected to convert an aggregate of 5,502,488 Class B ordinary shares held by them on a one-for-one basis into Class A ordinary shares. At December 31, 2024 and 2023, there were 2 and 5,502,490 Class B ordinary shares issued and outstanding, respectively.

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

Warrants - At December 31, 2024 and 2023, there were 11,004,981 Public Warrants and 6,934,662 Private Placement Warrants outstanding.

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

At December 31, 2024, assets held in the Trust Account were comprised of $22,206,637 held in an interest-bearing bank demand deposit account. Through December 31, 2024, the Company has withdrawn $49,900,380 on the Trust Account in connection with redemption.

At December 31, 2023, assets held in the Trust Account were comprised of $69,402,338 in money market funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2024, the Company has withdrawn $167,831,206 on the Trust Account in connection with redemption.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2024 and 2023 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2024	December 31, 2023
Assets:
Investments and cash held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$—	$69,402,338

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the statements of operations as net income. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

December 31,
2024
Trust Account	$22,206,637
Cash	$61,037

Year Ended
December 31,
2024
General and administrative expenses	$1,123,794
Recoveries of previously incurred general and administrative expenses	$(1,606,332)
Interest earned on investments and cash held in Trust Account	$1,920,591

The CODM reviews interest earned on investments and cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the statements of operations and described within their respective disclosures.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 1, 2025, the Board of Directors of the Company approved an extension of the date by which the Company has to consummate an initial business combination by an additional month, from February 3, 2025 to March 3, 2025, the seventh of 19 potential one-month extensions available to the Company. In connection with such extension, the Company caused to be deposited an additional $28,011 into the Company’s Trust Account.

On March 3, 2025, the Board of Directors of the Company approved an extension of the date by which the Company has to consummate an initial business combination by an additional month, from March 3, 2025 to April 3, 2025, the eighth of 19 potential one-month extensions available to the Company. In connection with such extension, the Company caused to be deposited an additional $28,011 into the Company’s Trust Account. As previously disclosed, the Company’s Amended and Restated Memorandum and Articles of Association, as amended, provides the Company the right to extend such date, monthly, to up to March 3, 2026, by resolution of the Board of Directors.

Subsequent to December 31, 2024, related parties advanced further $135,000 to the Company. These advances are non-interest bearing and without fixed repayment terms.

