Form 10-Q
period 2025-03-31
Valuence Merger Corp. I
filed 2025-05-15
CIK 1892747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

As of May 15, 2025 there were 7,369,890 Class A ordinary shares, par value $0.0001 per share, and 2 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

VALUENCE MERGER CORP. I

QUARTERLY REPORT ON FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUENCE MERGER CORP. I

CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$69,188	$61,037
Prepaid expenses	-	48,474
Total current assets	69,188	109,511

Cash held in trust account	22,444,007	22,206,637
TOTAL ASSETS	$22,513,195	$22,316,148

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses and accounts payable	$748,892	$766,821
Advance from related party	1,198,384	1,008,384
Working capital loans	913,207	913,207
Convertible note - related party	1,650,941	1,650,941
Total current liabilities	4,511,424	4,339,353

Deferred underwriting fees	8,105,480	8,105,480
TOTAL LIABILITIES	12,616,904	12,444,833

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 1,867,402 shares at redemption value of $12.02 and $11.89 per share at March 31, 2025 and December 31, 2024, respectively	22,444,007	22,206,637

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; 5,502,488 shares issued or outstanding (excluding 1,867,402 shares subject to possible redemption) as of March 31, 2025 and December 31, 2024	550	550
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	—	—
Accumulated deficit	(12,548,266)	(12,335,872)
TOTAL SHAREHOLDERS’ DEFICIT	(12,547,716)	(12,335,322)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$22,513,195	$22,316,148

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2025	2024

General and administrative expenses	$277,371	$257,469
Recoveries of previously incurred general and administrative expenses	(121,000)	-
Loss from operations	(156,371)	(257,469)

Other income:
Interest earned on cash and investments held in trust account	181,347	846,150
Total other income	181,347	846,150

Net income	$24,976	$588,681

Weighted average shares outstanding of Class A redeemable ordinary shares	1,867,402	6,210,718

Basic and diluted net income per common share, Class A redeemable ordinary shares	$0.00	$0.05

Weighted average shares outstanding of Class A and Class B non-redeemable ordinary shares	5,502,490	5,502,490

Basic and diluted net income per common share, Class A and Class B non-redeemable ordinary shares	$0.00	$0.05

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A ordinary shares		Class B ordinary shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	5,502,488	$550	2	$—	$—	$(12,335,872)	$(12,335,322)
	—	—
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(237,370)	(237,370)

Net income	—	—	—	—	—	24,976	24,976

Balance as of March 31, 2025	5,502,488	$550	2	$—	$—	$(12,548,266)	$(12,547,716)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2024	5,502,490	$550	$—	$(11,894,322)	$(11,893,772)

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(1,266,149)	(1,266,149)

Net income	—	—	—	588,681	588,681

Balance – March 31, 2024	5,502,490	$550	$—	$(12,571,790)	$(12,571,240)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$24,976	$588,681
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in trust account	(181,347)	(846,150)
Changes in operating assets and liabilities:
Prepaid expenses	48,474	(55,722)
Accrued expenses and accounts payable	(17,930)	73,392
Net cash used in operating activities	(125,827)	(239,799)

Cash Flows from Investing Activities:
Investment of cash into trust account	(56,022)	(420,000)
Net cash used in investing activities	(56,022)	(420,000)

Cash Flows from Financing Activities:
Proceeds from convertible promissory note	190,000	—
Net cash provided by financing activities	190,000	—

Net Change in Cash	8,151	(659,799)
Cash – Beginning of period	61,037	684,816
Cash – End of period	$69,188	$25,017

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from August 27, 2021 (inception) through March 31, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

On June 5, 2023, in connection with the required Contributions for monthly extensions to the Combination Period and for working capital purposes, the Company issued a non-interest bearing, unsecured convertible promissory note to the Sponsor in the aggregate principal amount of $613,207 (the “Sponsor Convertible Promissory Note”) and to Valuence Partners LP in the aggregate principal amount of $1,650,941 (the “VP Convertible Promissory Note”, and together with the Sponsor Convertible Promissory Note, the “Contribution Notes”). The Contribution Notes will be repayable by the Company upon the earlier of (i) consummation of a Business Combination and (ii) the date of the liquidation of the Company (the “Maturity Date”). Up to an aggregate of $1.5 million of the Contribution Notes and any other convertible notes issued to the Sponsor or its affiliates may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the payees, which shall have terms identical to the Private Placement Warrants (the “Conversion Warrants”). If the Company does not consummate a Business Combination by the end of the Combination Period, the outstanding principal amount of the Contribution Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Contribution Notes were accounted for using the bifurcation method and it was determined that the conversion feature had no value and the Contribution Notes were recorded at par value. As of each of March 31, 2025 and December 31, 2024, $613,207 was outstanding under the Sponsor Convertible Promissory Note and $1,650,941 has been borrowed against VP Convertible Promissory Note.

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

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

On June 4, 2024, the Company issued a convertible promissory note to the Sponsor, in the principal amount of $300,000 (the “June 2024 Note”). The June 2024 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the Maturity Date. If the Company does not consummate an initial Business Combination by the Maturity Date, the June 2024 Note will be repaid only from funds held outside of the Trust Account established in connection with the Company’s Initial Public Offering or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the June 2024 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants issued to the Sponsor in a private placement that closed simultaneously with the Company’s Initial Public Offering. On June 4, 2024, the Company borrowed $300,000 under the June 2024 Note, which was outstanding as of March 31, 2025 and December 31, 2024.

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

On April 3, 2025, the Board of Directors of the Company approved an extension of the date by which the Company has to consummate an initial business combination by an additional month, from April 3, 2025 to May 3, 2025, the ninth of 19 potential one-month extensions available to the Company. In connection with such extension, the Company caused to be deposited an additional $28,011 into the Company’s Trust Account.

On May 3, 2025, the Board of Directors of the Company approved an extension of the date by which the Company has to consummate an initial business combination by an additional month, from May 3, 2025 to June 3, 2025, the tenth of 19 potential one-month extensions available to the Company. In connection with such extension, the Company caused to be deposited an additional $28,011 into the Company’s Trust Account.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

Liquidity and Going Concern

As of March 31, 2025, the Company had cash of $69,188, and a working capital deficit of $4,442,236.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

MARCH 31, 2025

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

Cash and Cash Equivalents

As of March 31, 2025 and December 31, 2024, the Company had cash of $69,188 and $61,037, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2025 and December 31, 2024.

Cash and Investments Held in Trust Account

At March 31, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in cash in a demand deposit account.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of issuance costs of temporary equity at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrant issuance costs are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The fair value of the Public Warrants has been estimated using its quoted market price as of March 31, 2025. As the Company’s warrants meet the criteria for equity classification, the Company has accounted for the warrants as equity classified.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2025 and December 31, 2024, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

In connection June 2024 Meeting, shareholders holding 4,343,316 Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $49.9 million (approximately $11.49 per ordinary share) was removed from the Trust Account to pay such holders. After the satisfaction of such redemptions, the balance in the Company’s Trust Account was approximately $22.4 million as of March 31, 2025. Following redemptions, the Company had 1,867,402 Class A ordinary shares subject to redemption outstanding.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

At March 31, 2025 and December 31, 2024, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, at redemption value, December 31, 2023	$69,262,338
Less:
Redemption of shares	(49,900,380)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	2,844,679
Class A ordinary shares subject to possible redemption, at redemption value, December 31, 2024	$22,206,637
Plus:
Accretion of Class A ordinary shares subject to possible redemption	237,370
Class A ordinary shares subject to possible redemption, at redemption value, March 31, 2025	$22,444,007

Income Taxes

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,939,643 Class A ordinary shares in the aggregate. As of March 31, 2025 and 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2025		2024
	Class A redeemable	Class A and Class B non-redeemable	Class A redeemable	Class A and Class B non-redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$6,328	$18,648	$312,137	$276,544
Denominator:
Basic and diluted weighted average shares outstanding	1,867,402	5,502,490	6,210,718	5,502,490
Basic and diluted net income per ordinary share	$0.00	$0.00	$0.05	$0.05

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of March 31, 2025.

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

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans and any other convertible notes issued by the Company, including the Contribution Notes and the June 2024 Note, may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

On June 5, 2023, the Company issued a promissory note (the “Sponsor Convertible Promissory Note”) in the principal amount of up to $613,207 to the Sponsor for working capital requirements and payment of certain expenses in connection the Company’s Business Combination. The Sponsor Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the Sponsor Convertible Promissory Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into the Conversion Warrants, equal to (x) the portion of the principal amount of the Sponsor Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Sponsor Convertible Promissory Note was accounted for using the bifurcation method and was determined that the conversion feature had no value and was recorded at par value. As of March 31, 2025 and December 31, 2024, $613,207 was outstanding under the Sponsor Convertible Promissory Note.

On June 4, 2024, the Company issued the June 2024 Note to the Sponsor, in the principal amount of $300,000. The June 2024 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Maturity Date, the June 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the June 2024 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor, or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants. The June 2024 Note was accounted for using the bifurcation method and it was determined that the conversion feature had no value, and the June 2024 Note was recorded at par value. On June 4, 2024, the Company borrowed $300,000 under the June 2024 Note, which was outstanding as of March 31, 2025.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

On June 5, 2023, the Company issued an unsecured convertible promissory note to Valuence Partners LP, an affiliate of the Sponsor (the “VP Convertible Promissory Note”), pursuant to which the Company may borrow up to an aggregate maximum amount of $1,650,941. The VP Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the VP Convertible Promissory Note, Valuence Partners LP may elect to convert all or any portion of the unpaid principal balance into that number of warrants, each exercisable for one Class A Share of the Company, equal to (x) the portion of the principal amount of the VP Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The aggregate amount convertible into Conversion Warrants pursuant to the Sponsor Convertible Promissory Note and the VP Convertible Promissory Note shall not exceed $1,500,000. The VP Convertible Promissory Note was accounted for using the bifurcation method, and was determined that the conversion feature had no value and was recorded at par value. As of March 31, 2025 and December 31, 2024, $1,650,941 had been borrowed against VP Convertible Promissory Note.

Advance from Related Party

On March 7, 2022, in connection with the unexercised over-allotment option, an investor in the Sponsor agreed for the Company to retain the residual $198,384 in the form of an advance. The Sponsor advanced to the Company additional $810,000 and $191,000 during the year 2024 and during the 3 months ended March 31, 2025, respectively, for general working capital needs. At March 31, 2025 and December 31, 2024, advances from related party totaled $1,198,384 and $1,008,384, respectively. The amounts advanced by the Sponsor to the Company are non-interest bearing without fixed terms and payable on demand.

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

NOTE 7 - SHAREHOLDERS’ DEFICIT

Preference shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A ordinary shares -  The Company is authorized to issue 180,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. On June 3, 2024, pursuant to the terms of the Articles, the Sponsor and Valuence Partners LP elected to convert an aggregate of 5,502,488 Class B ordinary shares held by them on a one-for-one basis into Class A ordinary shares. At each of March 31, 2025 and December 31, 2024, there were 7,369,890 Class A ordinary shares issued and outstanding, which included 1,867,402 ordinary shares subject to redemption, respectively.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

Class B ordinary shares -  The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On March 8, 2022, the underwriters partially exercised their over-allotment option resulting in 502,490 Class B ordinary shares no longer subject to forfeiture. On April 14, 2022, the over-allotment option expired, and 247,510 Class B ordinary shares were forfeited. On June 3, 2024, pursuant to the terms of the Articles, the Sponsor and Valuence Partners LP elected to convert an aggregate of 5,502,488 Class B ordinary shares held by them on a one-for-one basis into Class A ordinary shares. At March 31, 2025 and December 31, 2024, there were 2 Class B ordinary shares issued and outstanding, respectively.

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

Warrants - At March 31, 2025 and December 31, 2024, there were 11,004,981 Public Warrants and 6,934,662 Private Placement Warrants outstanding.

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

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

At March 31, 2025, assets held in the Trust Account were comprised of $22,444,007 held in an interest-bearing bank demand deposit account. Through March 31, 2025, the Company has withdrawn $49,900,380 on the Trust Account in connection with redemptions.

At December 31, 2024, assets held in the Trust Account were comprised of $22,206,637 held in an interest-bearing bank demand deposit account. Through December 31, 2024, the Company has withdrawn $49,900,380 on the Trust Account in connection with redemptions.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

	March 31,	March 31,
	2025	2024
Trust Account	$22,444,007	$70,668,487
Cash	$69,188	$25,017

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2025	2024
General and administrative expenses	$277,371	$257,469
Recoveries of previously incurred general and administrative expenses	$(121,000)	—
Interest earned on investments and cash held in Trust Account	$181,347	$846,150

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

NOTE 10- SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheets date up to the date that the unaudited condensed financial statements were issued. Based upon this review, except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 3, 2025, the Board of Directors of the Company approved an extension of the date by which the Company has to consummate an initial business combination by an additional month, from April 3, 2025, to May 3, 2025, the ninth of 19 potential one-month extensions available to the Company. In connection with such extension, the Company caused to be deposited an additional $28,011 into the Company’s Trust Account.

On May 3, 2025, the Board of Directors of the Company approved an extension of the date by which the Company has to consummate an initial business combination by an additional month, from May 3, 2025 to June 3, 2025, the tenth of 19 potential one-month extensions available to the Company. In connection with such extension, the Company caused to be deposited an additional $28,011 into the Company’s Trust Account.

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

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “Annual Report”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

In connection with May 2023 Meeting, as described below, shareholders holding an aggregate of 15,799,245 Class A ordinary shares properly exercised their right to redeem their shares for $167,831,206. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $65.7 million. In connection June 2024 Meeting, shareholders holding an aggregate of 4,343,316 Class A ordinary shares properly exercised their right to redeem their shares for $49,900,380. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $22,444,007 as of March 31, 2025.

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

Convertible Promissory Notes

On June 5, 2023, in connection with the required Contributions for monthly extensions to the Combination Period and for working capital purposes, the Company issued a non-interest bearing, unsecured convertible promissory note to the Sponsor in the aggregate principal amount of $613,207 and to Valuence Partners LP in the aggregate principal amount of $1,650,941. The Contribution Notes will be repayable by the Company upon the earlier of (i) consummation of a Business Combination and (ii) the date of the liquidation of the Company. Such loans may be converted into warrants of the post-Business Combination entity at the option of the payees, which shall have terms identical to the Private Placement Warrants. If the Company does not consummate a Business Combination by the end of the Combination Period, the outstanding principal amount of the Contribution Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Contribution Notes were accounted for using the bifurcation method and it was determined that the conversion feature had no value and the Contribution Notes were recorded at par value. As of March 31, 2025 and December 31, 2024, $613,207 is outstanding under the Sponsor Convertible Promissory Note and $1,650,941 has been borrowed against VP Convertible Promissory Note.

On June 4, 2024, the Company issued the June 2024 Note to the Sponsor, in the principal amount of $300,000. The June 2024 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Maturity Date, the June 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the June 2024 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants. On June 4, 2024, the Company borrowed $300,000 under the June 2024 Note, which was outstanding as of March 31, 2025 and December 31, 2024.

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

Results of Operations

As of March 31, 2025, we have not commenced any operations. All activity through March 31, 2025 relates to our formation. the IPO, and our search for an initial Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account.

For the three months ended March 31, 2025, we had a net income of $24,976 , which consisted of interest earned on investments held in the Trust Account of $181,347 , offset by operating costs of $156,371.

For the three months ended March 31, 2024, we had a net income of $588,681, which consisted of interest earned on investments held in the Trust Account of $846,150, offset by operating costs of $257,469.

Liquidity and Capital Resources; Going Concern Consideration

As of March 31, 2025, we had cash of $69,188 and a working capital deficit of $4,442,236.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Form 10-Q for the quarterly period ended March 31, 2025, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

PART III - SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALUENCE MERGER CORP. I

Date: May 15, 2025	By:	/s/ Sung Yoon Woo
	Name:	Sung Yoon Woo
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Sungwoo (Andrew) Hyung
	Name:	Sungwoo (Andrew) Hyung
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

