Form 10-Q
period 2025-06-30
Valuence Merger Corp. I
filed 2025-08-13
CIK 1892747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025 there were 7,369,890 Class A ordinary shares, par value $0.0001 per share, and 2 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

VALUENCE MERGER CORP. I

QUARTERLY REPORT ON FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUENCE MERGER CORP. I

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$92,661	$61,037
Prepaid expenses	44,975	48,474
Total current assets	137,636	109,511

Cash held in trust account	22,713,372	22,206,637
TOTAL ASSETS	$22,851,008	$22,316,148

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses and accounts payable	$777,913	$766,821
Advance from related party	1,448,460	1,008,384
Working capital loans	913,207	913,207
Convertible note - related party	1,650,941	1,650,941
Total current liabilities	4,790,521	4,339,353

Deferred underwriting fees	8,105,480	8,105,480
TOTAL LIABILITIES	12,896,001	12,444,833

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 1,867,402 shares at redemption value of $12.16 and $11.89 per share at June 30, 2025 and December 31, 2024, respectively	22,713,372	22,206,637

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; 5,502,488 shares issued or outstanding (excluding 1,867,402 shares subject to possible redemption) as of June 30, 2025 and December 31, 2024	550	550
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	—	—
Accumulated deficit	(12,758,915)	(12,335,872)
TOTAL SHAREHOLDERS’ DEFICIT	(12,758,365)	(12,335,322)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$22,851,008	$22,316,148

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

General and administrative expenses	$126,616	$465,800	$403,987	$723,269
Recoveries of previously incurred costs	—	—	(121,000)	—
Loss from operations	(126,616)	(465,800)	(282,987)	(723,269)

Other income:
Interest earned on cash and investments held in Trust Account	185,332	634,492	366,679	1,480,642
Total other income	185,332	634,492	366,679	1,480,642

Net income	$58,716	$168,692	$83,692	$757,373

Weighted average shares outstanding of Class A redeemable ordinary shares	1,867,402	4,969,771	1,867,402	5,590,244

Basic and diluted net income per common share, Class A redeemable ordinary shares	$0.01	$0.02	$0.01	$0.07

Weighted average shares outstanding of Class A & Class B non-redeemable ordinary shares	5,502,490	5,502,490	5,502,490	5,502,490

Basic and diluted net income per common share, Class A and Class B non-redeemable ordinary shares	$0.01	$0.02	$0.01	$0.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A ordinary shares		Class B ordinary shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	5,502,488	$550	2	$—	$—	$(12,335,872)	$(12,335,322)

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(237,370)	(237,370)

Net income	—	—	—	—	—	24,976	24,976

Balance as of March 31, 2025	5,502,488	$550	2	$—	$—	$(12,548,266)	$(12,547,716)

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(269,365)	(269,365)

Net income	—	—	—	—	—	58,716	58,716

Balance as of June 30, 2025	5,502,488	$550	2	$—	$—	$(12,758,915)	$(12,758,365)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A ordinary shares		Class B ordinary shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2024	—	$—	5,502,490	$550	$—	$(11,894,322)	$(11,893,772)
	—	—
Accretion of Class A ordinary shares subject to possible redemption			—	—	—	(1,266,149)	(1,266,149)

Net income	—	—	—	—	—	588,681	588,681

Balance as of March 31, 2024	—	$—	5,502,490	$550	$—	$(12,571,790)	$(12,571,240)

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(970,515)	(970,515)

Conversion of Class B ordinary shares to Class A ordinary shares	5,502,488	550	(5,502,488)	(550)	—	—	—

Net income	—	—	—	—	—	168,692	168,692

Balance as of June 30, 2024	5,502,488	$550	2	$—	$—	$(13,373,613)	$(13,373,063)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$83,692	$757,373
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(366,679)	(1,480,642)
Changes in operating assets and liabilities:
Prepaid expenses	3,499	(32,928)
Accrued expenses and accounts payable	11,091	237,510
Net cash used in operating activities	(268,397)	(518,687)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(140,055)	(616,023)
Cash withdrawn from Trust Account in connection with redemption	—	49,900,380
Net cash (used in) provided by investing activities	(140,055)	49,284,357

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	—	300,000
Advances from related party	440,076	170,000
Redemption of ordinary shares	—	(49,900,380)
Net cash provided by (used in) financing activities	440,076	(49,430,380)

Net Change in Cash	31,624	(664,710)
Cash – Beginning of period	61,037	684,816
Cash – End of period	$92,661	$20,106

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from August 27, 2021 (inception) through June 30, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Prior to the consummation of the Initial Public Offering, on October 4, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares” or the “Founder Shares”). The Founder Shares included an aggregate of up to 750,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming each of the Sponsor and Valuence Partners LP did not purchase any Public Shares in the Initial Public Offering). Simultaneously with the closing of the Initial Public Offering, the Sponsor transferred 1,200,000 Founder Shares to Valuence Partners LP, an investment fund affiliated with the Sponsor. As a result of the underwriters’ election to partially exercise their over-allotment option, 247,510 Class B ordinary shares were forfeited, resulting in the Sponsor and Valuence Partners LP holding an aggregate of 5,502,490 Founder Shares.

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

JUNE 30, 2025

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

JUNE 30, 2025

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

On June 5, 2023, in connection with the required Contributions for monthly extensions to the Combination Period and for working capital purposes, the Company issued a non-interest bearing, unsecured convertible promissory note to the Sponsor in the aggregate principal amount of $613,207 (the “Sponsor Convertible Promissory Note”) and to Valuence Partners LP in the aggregate principal amount of $1,650,941 (the “VP Convertible Promissory Note”, and together with the Sponsor Convertible Promissory Note, the “Contribution Notes”). The Contribution Notes will be repayable by the Company upon the earlier of (i) consummation of a Business Combination and (ii) the date of the liquidation of the Company (the “Maturity Date”). Up to an aggregate of $1.5 million of the Contribution Notes and any other convertible notes issued to the Sponsor or its affiliates may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the payees, which shall have terms identical to the Private Placement Warrants (the “Conversion Warrants”). If the Company does not consummate a Business Combination by the end of the Combination Period, the outstanding principal amount of the Contribution Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Contribution Notes were accounted for using the bifurcation method and it was determined that the conversion feature had no value and the Contribution Notes were recorded at par value. As of each of June 30, 2025 and December 31, 2024, $613,207 was outstanding under the Sponsor Convertible Promissory Note and $1,650,941 has been borrowed against VP Convertible Promissory Note.

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

JUNE 30, 2025

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

On June 4, 2024, the Company issued a convertible promissory note to the Sponsor, in the principal amount of $300,000 (the “June 2024 Note”). The June 2024 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the Maturity Date. If the Company does not consummate an initial Business Combination by the Maturity Date, the June 2024 Note will be repaid only from funds held outside of the Trust Account established in connection with the Company’s Initial Public Offering or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the June 2024 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants issued to the Sponsor in a private placement that closed simultaneously with the Company’s Initial Public Offering. On June 4, 2024, the Company borrowed $300,000 under the June 2024 Note, which was outstanding as of June 30, 2025 and December 31, 2024.

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

On June 3, 2025, the Board of Directors of the Company approved an extension of the date by which the Company has to consummate an initial business combination by an additional month, from June 3, 2025 to July 3, 2025, the eleventh of 19 potential one-month extensions available to the Company. In connection with such extension, the Company caused to be deposited an additional $28,011 into the Company’s Trust Account.

On July 3, 2025, the Board of Directors of the Company approved an extension of the date by which the Company has to consummate an initial business combination by an additional month, from July 3, 2025 to August 3, 2025, the twelfth of 19 potential one-month extensions available to the Company. In connection with such extension, the Company caused to be deposited an additional $28,011 into the Company’s Trust Account.

On August 3, 2025, the Board of Directors of the Company approved an extension of the date by which the Company has to consummate an initial business combination by an additional month, from August 3, 2025 to September 3, 2025, the thirteenth of 19 potential one-month extensions available to the Company. In connection with such extension, the Company caused to be deposited an additional $28,011 into the Company’s Trust Account.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Liquidity and Going Concern

As of June 30, 2025, the Company had cash of $92,661, and a working capital deficit of $4,652,885.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

JUNE 30, 2025

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

Cash and Cash Equivalents

As of June 30, 2025 and December 31, 2024, the Company had cash of $92,661 and $61,037, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2025 and December 31, 2024.

Cash and Investments Held in Trust Account

At June 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in cash in a demand deposit account.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2025 and December 31, 2024, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

In connection with the June 2024 Meeting, shareholders holding 4,343,316 Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $49.9 million (approximately $11.49 per ordinary share) was removed from the Trust Account to pay such holders. After the satisfaction of such redemptions, the balance in the Company’s Trust Account was approximately $22.7 million as of June 30, 2025. Following redemptions, the Company had 1,867,402 Class A ordinary shares subject to redemption outstanding.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

At June 30, 2025 and December 31, 2024, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, at redemption value, December 31, 2023	$69,262,338
Less:
Redemption of shares	(49,900,380)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	2,844,679
Class A ordinary shares subject to possible redemption, at redemption value, December 31, 2024	$22,206,637
Plus:
Accretion of Class A ordinary shares subject to possible redemption	237,370
Class A ordinary shares subject to possible redemption, at redemption value, March 31, 2025	$22,444,007
Plus:
Accretion of Class A ordinary shares subject to possible redemption	269,365
Class A ordinary shares subject to possible redemption, at redemption value, June 30, 2025	$22,713,372

Income Taxes

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Ordinary Share

The Company complies with accounting and ordinary disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of shares, (i) Class A Ordinary Shares and (ii) non-redeemable Class A Ordinary Shares and Class B ordinary shares, par value of 0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the loss of the Company. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,939,643 Class A ordinary shares in the aggregate. As of June 30, 2025 and 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
	Class A Redeemable	Class A & Class B Non-Redeemable	Class A Redeemable	Class A & Class B Non-Redeemable	Class A Redeemable	Class A & Class B Non-Redeemable	Class A Redeemable	Class A & Class B Non-Redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$14,878	$43,838	$80,055	$88,637	$21,206	$62,486	$381,682	$375,691
Denominator:
Basic and diluted weighted average shares outstanding	1,867,402	5,502,490	4,969,771	5,502,490	1,867,402	5,502,490	5,590,244	5,502,490
Basic and diluted net income per ordinary share	$0.01	$0.01	$0.02	$0.02	$0.01	$0.01	$0.07	$0.07

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The Company analyzed convertible promissory notes to assess if the fair value option was appropriate in 2023 and 2024, due to the substantial premium which results in an offsetting entry to additional paid-in capital and under the related party guidance which precludes the fair value option it was determined the fair value option was not appropriate. As such, the Company accounted for the working capital loans and convertible notes – related party, analyzing the conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as freestanding derivative financial instruments.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of June 30, 2025.

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

JUNE 30, 2025

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

On June 5, 2023, the Company issued a promissory note (the “Sponsor Convertible Promissory Note”) in the principal amount of up to $613,207 to the Sponsor for working capital requirements and payment of certain expenses in connection the Company’s Business Combination. The Sponsor Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the Sponsor Convertible Promissory Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into the Conversion Warrants, equal to (x) the portion of the principal amount of the Sponsor Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Sponsor Convertible Promissory Note was accounted for using the bifurcation method and was determined that the conversion feature had no value and was recorded at par value. As of June 30, 2025 and December 31, 2024, $613,207 was outstanding under the Sponsor Convertible Promissory Note.

On June 4, 2024, the Company issued the June 2024 Note to the Sponsor, in the principal amount of $300,000. The June 2024 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Maturity Date, the June 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the June 2024 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor, or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants. The June 2024 Note was accounted for using the bifurcation method and it was determined that the conversion feature had no value, and the June 2024 Note was recorded at par value. On June 4, 2024, the Company borrowed $300,000 under the June 2024 Note, which was outstanding as of June 30, 2025.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

On June 5, 2023, the Company issued an unsecured convertible promissory note to Valuence Partners LP, an affiliate of the Sponsor (the “VP Convertible Promissory Note”), pursuant to which the Company may borrow up to an aggregate maximum amount of $1,650,941. The VP Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the VP Convertible Promissory Note, Valuence Partners LP may elect to convert all or any portion of the unpaid principal balance into that number of warrants, each exercisable for one Class A Share of the Company, equal to (x) the portion of the principal amount of the VP Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The aggregate amount convertible into Conversion Warrants pursuant to the Sponsor Convertible Promissory Note and the VP Convertible Promissory Note shall not exceed $1,500,000. The VP Convertible Promissory Note was accounted for using the bifurcation method, and was determined that the conversion feature had no value and was recorded at par value. As of June 30, 2025 and December 31, 2024, $1,650,941 had been borrowed against VP Convertible Promissory Note.

Advance from Related Party

On March 7, 2022, in connection with the unexercised over-allotment option, an investor in the Sponsor agreed for the Company to retain the residual $198,384 in the form of an advance. The Sponsor advanced to the Company additional $810,000 and $440,076 during the year 2024 and during the six months ended June 30, 2025, respectively, for general working capital needs. At June 30, 2025 and December 31, 2024, advances from related party totaled $1,448,460 and $1,008,384, respectively. The amounts advanced by the Sponsor to the Company are non-interest bearing without fixed terms and payable on demand.

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

NOTE 7 - SHAREHOLDERS’ DEFICIT

Preference shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A ordinary shares -  The Company is authorized to issue 180,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. On June 3, 2024, pursuant to the terms of the Articles, the Sponsor and Valuence Partners LP elected to convert an aggregate of 5,502,488 Class B ordinary shares held by them on a one-for-one basis into Class A ordinary shares. At each of June 30, 2025 and December 31, 2024, there were 7,369,890 Class A ordinary shares issued and outstanding, which included 1,867,402 ordinary shares subject to redemption, respectively.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Class B ordinary shares -  The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On March 8, 2022, the underwriters partially exercised their over-allotment option resulting in 502,490 Class B ordinary shares no longer subject to forfeiture. On April 14, 2022, the over-allotment option expired, and 247,510 Class B ordinary shares were forfeited. On June 3, 2024, pursuant to the terms of the Articles, the Sponsor and Valuence Partners LP elected to convert an aggregate of 5,502,488 Class B ordinary shares held by them on a one-for-one basis into Class A ordinary shares. At June 30, 2025 and December 31, 2024, there were 2 Class B ordinary shares issued and outstanding, respectively.

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

Warrants - At June 30, 2025 and December 31, 2024, there were 11,004,981 Public Warrants and 6,934,662 Private Placement Warrants outstanding.

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

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

JUNE 30, 2025

NOTE 8 — SEGMENT INFORMATION

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

	June 30,	December 31,
	2025	2024
Trust Account	$22,713,372	$22,206,637
Cash	$92,661	$61,037

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

General and administrative expenses	$126,616	$465,800	$403,987	$723,269
Recoveries of previously incurred general and administrative expenses	$—	$—	$(121,000)	$—
Interest earned on cash and investments held in Trust Account	$185,332	$634,492	$366,679	$1,480,642

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

On July 3, 2025, the Board of Directors of the Company approved an extension of the date by which the Company has to consummate an initial business combination by an additional month, from July 3, 2025 to August 3, 2025, the twelfth of 19 potential one-month extensions available to the Company. In connection with such extension, the Company caused to be deposited an additional $28,011 into the Company’s Trust Account.

On August 3, 2025, the Board of Directors of the Company approved an extension of the date by which the Company has to consummate an initial business combination by an additional month, from August 3, 2025 to September 3, 2025, the thirteenth of 19 potential one-month extensions available to the Company. In connection with such extension, the Company caused to be deposited an additional $28,011 into the Company’s Trust Account.

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

In connection with May 2023 Meeting, as described below, shareholders holding an aggregate of 15,799,245 Class A ordinary shares properly exercised their right to redeem their shares for $167,831,206. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $65.7 million. In connection June 2024 Meeting, shareholders holding an aggregate of 4,343,316 Class A ordinary shares properly exercised their right to redeem their shares for $49,900,380. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $22,444,007 as of June 30, 2025.

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

Convertible Promissory Notes

On June 5, 2023, in connection with the required Contributions for monthly extensions to the Combination Period and for working capital purposes, the Company issued a non-interest bearing, unsecured convertible promissory note to the Sponsor in the aggregate principal amount of $613,207 and to Valuence Partners LP in the aggregate principal amount of $1,650,941. The Contribution Notes will be repayable by the Company upon the earlier of (i) consummation of a Business Combination and (ii) the date of the liquidation of the Company. Such loans may be converted into warrants of the post-Business Combination entity at the option of the payees, which shall have terms identical to the Private Placement Warrants. If the Company does not consummate a Business Combination by the end of the Combination Period, the outstanding principal amount of the Contribution Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Contribution Notes were accounted for using the bifurcation method and it was determined that the conversion feature had no value and the Contribution Notes were recorded at par value. As of June 30, 2025 and December 31, 2024, $613,207 is outstanding under the Sponsor Convertible Promissory Note and $1,650,941 has been borrowed against VP Convertible Promissory Note.

On June 4, 2024, the Company issued the June 2024 Note to the Sponsor, in the principal amount of $300,000. The June 2024 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Maturity Date, the June 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the June 2024 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants. On June 4, 2024, the Company borrowed $300,000 under the June 2024 Note, which was outstanding as of June 30, 2025 and December 31, 2024.

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

Results of Operations

As of June 30, 2025, we have not commenced any operations. All activity through June 30, 2025 relates to our formation. the IPO, and our search for an initial Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account.

For the three months ended June 30, 2025, we had a net income of $58,716, which consisted of interest earned on investments held in the Trust Account of $185,332, offset by operating costs of $126,616.

For the three months ended June 30, 2025, we had a net income of $83,692, which consisted of interest earned on investments held in the Trust Account of $366,679, offset by operating costs of $282,987.

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

Liquidity and Capital Resources; Going Concern Consideration

As of June 30, 2025, we had cash of $92,661 and a working capital deficit of $4,652,885.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2025, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

PART III - SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALUENCE MERGER CORP. I

Date: August 13, 2025	By:	/s/ Sung Yoon Woo
	Name:	Sung Yoon Woo
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Sungwoo (Andrew) Hyung
	Name:	Sungwoo (Andrew) Hyung
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

