Form 10-Q
period 2025-09-30
Valuence Merger Corp. I
filed 2025-11-14
CIK 1892747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025 there were 7,369,890 Class A ordinary shares, par value $0.0001 per share, and 2 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

VALUENCE MERGER CORP. I

QUARTERLY REPORT ON FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUENCE MERGER CORP. I

CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$43,136	$61,037
Prepaid expenses	24,986	48,474
Total current assets	68,122	109,511

Cash held in Trust Account	22,985,208	22,206,637
TOTAL ASSETS	$23,053,330	$22,316,148

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses and accounts payable	$718,994	$766,821
Advance from related party	1,553,460	1,008,384
Working capital loans	913,207	913,207
Convertible note - related party	1,650,941	1,650,941
Total current liabilities	4,836,602	4,339,353

Deferred underwriting fees	8,105,480	8,105,480
TOTAL LIABILITIES	12,942,082	12,444,833

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 1,867,402 shares at redemption value of $12.31 and $11.89 per share as of September 30, 2025 and December 31, 2024, respectively	22,985,208	22,206,637

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; 5,502,488 shares issued or outstanding (excluding 1,867,402 shares subject to possible redemption) as of September 30, 2025 and December 31, 2024	550	550
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	—	—
Accumulated deficit	(12,874,510)	(12,335,872)
TOTAL SHAREHOLDERS’ DEFICIT	(12,873,960)	(12,335,322)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$23,053,330	$22,316,148

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

General and administrative expenses	$82,467	$203,143	$486,454	$926,412
Recoveries of previously incurred costs	(50,905)	—	(171,905)	—
Loss from operations	(31,562)	(203,143)	(314,549)	(926,412)

Other income:
Interest earned on cash and investments held in Trust Account	187,803	238,177	554,482	1,718,819
Total other income	187,803	238,177	554,482	1,718,819

Net income	$156,241	$35,034	$239,933	$792,407

Weighted average shares outstanding of Class A redeemable ordinary shares	1,867,402	1,867,402	1,867,402	4,340,239

Basic and diluted net income per common share, Class A redeemable ordinary shares	$0.02	$0.00	$0.03	$0.08

Weighted average shares outstanding of Class A & Class B non-redeemable ordinary shares	5,502,490	5,502,490	5,502,490	5,502,490

Basic and diluted net income per common share, Class A and Class B non-redeemable ordinary shares	$0.02	$0.00	$0.03	$0.08

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A ordinary shares		Class B ordinary shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2025	5,502,488	$550	2	$—	$—	$(12,335,872)	$(12,335,322)

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(237,370)	(237,370)

Net income	—	—	—	—	—	24,976	24,976

Balance as of March 31, 2025 (unaudited)	5,502,488	550	2	—	—	(12,548,266)	(12,547,716)

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(269,365)	(269,365)

Net income	—	—	—	—	—	58,716	58,716

Balance as of June 30, 2025 (unaudited)	5,502,488	550	2	—	—	(12,758,915)	(12,758,365)

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(271,836)	(271,836)

Net income	—	—	—	—	—	156,241	156,241

Balance as of September 30, 2025 (unaudited)	5,502,488	$550	2	$—	$—	$(12,874,510)	$(12,873,960)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A ordinary shares		Class B ordinary shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	—	$—	5,502,490	$550	$—	$(11,894,322)	$(11,893,772)

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,266,149)	(1,266,149)

Net income	—	—	—	—	—	588,681	588,681

Balance as of March 31, 2024 (unaudited)	—	—	5,502,490	550	—	(12,571,790)	(12,571,240)

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(970,515)	(970,515)

Conversion of Class B ordinary shares to Class A ordinary shares	5,502,488	550	(5,502,488)	(550)	—	—	—

Net income	—	—	—	—	—	168,692	168,692

Balance as of June 30, 2024 (unaudited)	5,502,488	550	2	—	—	(13,373,613)	(13,373,063)

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(322,211)	(322,211)

Net income	—	—	—	—	—	35,034	35,034

Balance as of September 30, 2024 (unaudited)	5,502,488	$550	2	$—	$—	$(13,660,790)	$(13,660,240)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$239,933	$792,407
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(554,482)	(1,718,819)
Changes in operating assets and liabilities:
Prepaid expenses	23,488	(10,197)
Accrued expenses and accounts payable	(47,827)	242,387
Net cash used in operating activities	(338,888)	(694,222)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(224,088)	(700,055)
Cash withdrawn from Trust Account in connection with redemption	—	49,900,380
Net cash (used in) provided by investing activities	(224,088)	49,200,325

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	—	300,000
Advance from related party	545,075	425,000
Redemption of ordinary shares	—	(49,900,380)
Net cash provided by (used in) financing activities	545,075	(49,175,380)

Net Change in Cash	(17,901)	(669,277)
Cash – Beginning of period	61,037	684,816
Cash – End of period	$43,136	$15,539

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from August 27, 2021 (inception) through September 30, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

On June 5, 2023, in connection with the required Contributions for monthly extensions to the Combination Period and for working capital purposes, the Company issued a non-interest bearing, unsecured convertible promissory note to the Sponsor in the aggregate principal amount of $613,207 (the “Sponsor Convertible Promissory Note”) and to Valuence Partners LP in the aggregate principal amount of $1,650,941 (the “VP Convertible Promissory Note”, and together with the Sponsor Convertible Promissory Note, the “Contribution Notes”). The Contribution Notes will be repayable by the Company upon the earlier of (i) consummation of a Business Combination and (ii) the date of the liquidation of the Company (the “Maturity Date”). Up to an aggregate of $1.5 million of the Contribution Notes and any other convertible notes issued to the Sponsor or its affiliates may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the payees, which shall have terms identical to the Private Placement Warrants (the “Conversion Warrants”). If the Company does not consummate a Business Combination by the end of the Combination Period, the outstanding principal amount of the Contribution Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Contribution Notes were accounted for using the bifurcation method and it was determined that the conversion feature had no value and the Contribution Notes were recorded at par value. As of each of September 30, 2025 and December 31, 2024, $613,207 was outstanding under the Sponsor Convertible Promissory Note and $1,650,941 has been borrowed against VP Convertible Promissory Note.

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

SEPTEMBER 30, 2025

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

On June 4, 2024, the Company issued a convertible promissory note to the Sponsor, in the principal amount of $300,000 (the “June 2024 Note”). The June 2024 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the Maturity Date. If the Company does not consummate an initial Business Combination by the Maturity Date, the June 2024 Note will be repaid only from funds held outside of the Trust Account established in connection with the Company’s Initial Public Offering or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the June 2024 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants issued to the Sponsor in a private placement that closed simultaneously with the Company’s Initial Public Offering. On June 4, 2024, the Company borrowed $300,000 under the June 2024 Note, which was outstanding as of September 30, 2025 and December 31, 2024.

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

SEPTEMBER 30, 2025

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

On September 3, 2025, the Board of Directors of the Company approved an extension of the date by which the Company has to consummate an initial business combination by an additional month, from September 3, 2025 to October 3, 2025, the fourteenth of 19 potential one-month extensions available to the Company. In connection with such extension, the Company caused to be deposited an additional $28,011 into the Company’s Trust Account.

On October 3, 2025, the Board of Directors of the Company approved an extension of the date by which the Company has to consummate an initial business combination by an additional month, from October 3, 2025 to November 3, 2025, the fifteenth of 19 potential one-month extensions available to the Company. In connection with such extension, the Company caused to be deposited an additional $28,011 into the Company’s Trust Account.

On November 3, 2025, the Board of Directors of the Company approved an extension of the date by which the Company has to consummate an initial business combination by an additional month, from November 3, 2025 to December 3, 2025, the sixteenth of 19 potential one-month extensions available to the Company. In connection with such extension, the Company caused to be deposited an additional $28,011 into the Company’s Trust Account.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Liquidity and Going Concern

As of September 30, 2025, the Company had cash of $43,136, and a working capital deficit of $4,768,480.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

SEPTEMBER 30, 2025

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

Cash and Cash Equivalents

As of September 30, 2025 and December 31, 2024, the Company had cash of $43,136 and $61,037, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2025 and December 31, 2024.

Cash Held in Trust Account

At September 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in cash in a demand deposit account.

Warrant Instruments

The Company accounts for the 17,939,643 warrants issued in connection with the Initial Public Offering and the underwriters’ exercise of their over-allotment option as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2025 and December 31, 2024, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

In connection with the June 2024 Meeting, shareholders holding 4,343,316 Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $49.9 million (approximately $11.49 per ordinary share) was removed from the Trust Account to pay such holders. After the satisfaction of such redemptions, the balance in the Company’s Trust Account was approximately $21.6 million. Following redemptions, the Company had 1,867,402 Class A ordinary shares subject to redemption outstanding. [As of September 30, 2025, the balance in the Company’s Trust Account was approximately $22.9 million.]

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

At September 30, 2025 and December 31, 2024, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, at redemption value, December 31, 2023	$69,262,338
Less:
Redemption of shares	(49,900,380)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	2,844,679
Class A ordinary shares subject to possible redemption, at redemption value, December 31, 2024	$22,206,637
Plus:
Accretion of Class A ordinary shares subject to possible redemption	237,370
Class A ordinary shares subject to possible redemption, at redemption value, March 31, 2025	$22,444,007
Plus:
Accretion of Class A ordinary shares subject to possible redemption	269,365
Class A ordinary shares subject to possible redemption, at redemption value, June 30, 2025	$22,713,372
Plus:
Accretion of Class A ordinary shares subject to possible redemption	271,836
Class A ordinary shares subject to possible redemption, at redemption value, September 30, 2025	$22,985,208

Income Taxes

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,939,643 Class A ordinary shares in the aggregate. As of September 30, 2025 and 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
	Class A Redeemable	Class A & Class B Non-Redeemable	Class A	Class B	Class A Redeemable	Class A & Class B Non-Redeemable	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$39,589	$116,652	$8,877	$26,157	$60,795	$179,138	$349,419	$442,988
Denominator:
Basic and diluted weighted average shares outstanding	1,867,402	5,502,490	1,867,402	5,502,490	1,867,402	5,502,490	4,340,239	5,502,490
Basic and diluted net income per ordinary share	$0.02	$0.02	$0.00	$0.00	$0.03	$0.03	$0.08	$0.08

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Convertible Promissory Notes

The Company has elected the bifurcation option to account for the proceeds received during 2023 and 2024 from the convertible promissory notes to the Sponsor and related party. These promissory notes are presented in the condensed balance sheets as working capital loans and convertible note - related party.

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

The Company has determined that the conversion feature included in working capital loans and convertible note - related party had no value and these notes were recorded at par value.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2025.

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

SEPTEMBER 30, 2025

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

On June 5, 2023, the Company issued a promissory note (the “Sponsor Convertible Promissory Note”) in the principal amount of up to $613,207 to the Sponsor for working capital requirements and payment of certain expenses in connection the Company’s Business Combination. The Sponsor Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the Sponsor Convertible Promissory Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into the Conversion Warrants, equal to (x) the portion of the principal amount of the Sponsor Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Sponsor Convertible Promissory Note was accounted for using the bifurcation method and was determined that the conversion feature had no value and was recorded at par value. As of September 30, 2025 and December 31, 2024, $613,207 was outstanding under the Sponsor Convertible Promissory Note.

On June 4, 2024, the Company issued the June 2024 Note to the Sponsor, in the principal amount of $300,000. The June 2024 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Maturity Date, the June 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the June 2024 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor, or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants. The June 2024 Note was accounted for using the bifurcation method and it was determined that the conversion feature had no value, and the June 2024 Note was recorded at par value. On June 4, 2024, the Company borrowed $300,000 under the June 2024 Note, which was outstanding as of September 30, 2025.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

On June 5, 2023, the Company issued an unsecured convertible promissory note to Valuence Partners LP, an affiliate of the Sponsor (the “VP Convertible Promissory Note”), pursuant to which the Company may borrow up to an aggregate maximum amount of $1,650,941. The VP Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the VP Convertible Promissory Note, Valuence Partners LP may elect to convert all or any portion of the unpaid principal balance into that number of warrants, each exercisable for one Class A Share of the Company, equal to (x) the portion of the principal amount of the VP Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The aggregate amount convertible into Conversion Warrants pursuant to the Sponsor Convertible Promissory Note and the VP Convertible Promissory Note shall not exceed $1,500,000. The VP Convertible Promissory Note was accounted for using the bifurcation method, and was determined that the conversion feature had no value and was recorded at par value. As of September 30, 2025 and December 31, 2024, $1,650,941 had been borrowed against VP Convertible Promissory Note.

Advance from Related Party

On March 7, 2022, in connection with the unexercised over-allotment option, an investor in the Sponsor agreed for the Company to retain the residual $198,384 in the form of an advance. The Sponsor advanced to the Company additional $810,000 and $255,000 during the year 2024 and during the nine months ended September 30, 2025, respectively, for general working capital needs. At September 30, 2025 and December 31, 2024, advances from related party totaled $1,553,460 and $1,008,384, respectively. The amounts advanced by the Sponsor to the Company are non-interest bearing without fixed terms and payable on demand.

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

NOTE 7 - SHAREHOLDERS’ DEFICIT

Preference shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A ordinary shares -  The Company is authorized to issue 180,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. On June 3, 2024, pursuant to the terms of the Articles, the Sponsor and Valuence Partners LP elected to convert an aggregate of 5,502,488 Class B ordinary shares held by them on a one-for-one basis into Class A ordinary shares. At each of September 30, 2025 and December 31, 2024, there were 7,369,890 Class A ordinary shares issued and outstanding, which included 1,867,402 ordinary shares subject to redemption, respectively.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Class B ordinary shares -  The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On March 8, 2022, the underwriters partially exercised their over-allotment option resulting in 502,490 Class B ordinary shares no longer subject to forfeiture. On April 14, 2022, the over-allotment option expired, and 247,510 Class B ordinary shares were forfeited. On June 3, 2024, pursuant to the terms of the Articles, the Sponsor and Valuence Partners LP elected to convert an aggregate of 5,502,488 Class B ordinary shares held by them on a one-for-one basis into Class A ordinary shares. At September 30, 2025 and December 31, 2024, there were 2 Class B ordinary shares issued and outstanding, respectively.

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

Warrants - At September 30, 2025 and December 31, 2024, there were 11,004,981 Public Warrants and 6,934,662 Private Placement Warrants outstanding.

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

SEPTEMBER 30, 2025

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

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

NOTE 8 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the condensed statements of operations as net income. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	September 30, 2025	December 31, 2024
Cash held in Trust Account	$22,985,208	$22,206,637
Cash	$43,136	$61,037

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

General and administrative expenses	$82,467	$203,143	$486,454	$926,412
Recoveries of previously incurred costs	$(50,905)	$—	$(171,905)	$—
Interest earned on cash and investments held in Trust Account	$187,803	$238,177	$554,482	$1,718,819

The CODM reviews interest earned on investments and cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the condensed statements of operations and described within their respective disclosures.

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

On October 3, 2025, the Board of Directors of the Company approved an extension of the date by which the Company has to consummate an initial business combination by an additional month, from October 3, 2025 to November 3, 2025, the fifteenth of 19 potential one-month extensions available to the Company. In connection with such extension, the Company caused to be deposited an additional $28,011 into the Company’s Trust Account.

On November 3, 2025, the Board of Directors of the Company approved an extension of the date by which the Company has to consummate an initial business combination by an additional month, from November 3, 2025 to December 3, 2025, the sixteenth of 19 potential one-month extensions available to the Company. In connection with such extension, the Company caused to be deposited an additional $28,011 into the Company’s Trust Account.

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

In connection with May 2023 Meeting, as described below, shareholders holding an aggregate of 15,799,245 Class A ordinary shares properly exercised their right to redeem their shares for $167,831,206. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $65.7 million. In connection June 2024 Meeting, shareholders holding an aggregate of 4,343,316 Class A ordinary shares properly exercised their right to redeem their shares for $49,900,380. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $21,598,622. The balance in our Trust Account was 22,985,208 as of September 30, 2025.

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

Convertible Promissory Notes

On June 5, 2023, in connection with the required Contributions for monthly extensions to the Combination Period and for working capital purposes, the Company issued a non-interest bearing, unsecured convertible promissory note to the Sponsor in the aggregate principal amount of $613,207 and to Valuence Partners LP in the aggregate principal amount of $1,650,941. The Contribution Notes will be repayable by the Company upon the earlier of (i) consummation of a Business Combination and (ii) the date of the liquidation of the Company. Such loans may be converted into warrants of the post-Business Combination entity at the option of the payees, which shall have terms identical to the Private Placement Warrants. If the Company does not consummate a Business Combination by the end of the Combination Period, the outstanding principal amount of the Contribution Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Contribution Notes were accounted for using the bifurcation method and it was determined that the conversion feature had no value and the Contribution Notes were recorded at par value. As of September 30, 2025 and December 31, 2024, $613,207 is outstanding under the Sponsor Convertible Promissory Note and $1,650,941 has been borrowed against VP Convertible Promissory Note.

On June 4, 2024, the Company issued the June 2024 Note to the Sponsor, in the principal amount of $300,000. The June 2024 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Maturity Date, the June 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the June 2024 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants. On June 4, 2024, the Company borrowed $300,000 under the June 2024 Note, which was outstanding as of September 30, 2025 and December 31, 2024.

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

Results of Operations

As of September 30, 2025, we have not commenced any operations. All activity through September 30, 2025 relates to our formation. the IPO, and our search for an initial Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account.

For the three months ended September 30, 2025, we had a net income of $156,241, which consisted of interest earned on investments held in the Trust Account of $187,803, offset by operating costs of $31,562.

For the nine months ended September 30, 2025, we had a net income of $239,933, which consisted of interest earned on investments held in the Trust Account of $554,482, offset by operating costs of $314,549.

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

Liquidity and Capital Resources; Going Concern Consideration

As of September 30, 2025, we had cash of $43,136 and a working capital deficit of $4,768,480.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until up to March 3, 2026 to consummate a Business Combination or liquidate, provided that we cause to be deposited the New Contributions in connection with each monthly extension of the Combination Period. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation of the Trust Account and potential subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the Combination Period (up to March 3, 2026, if we, with shareholder approval, elect to further extend the Combination Period monthly to such deadline). Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this Quarterly Report. However, the Working Capital Loans and the June 2024 Note will provide additional flexibility to continue our identification and pursuit of potential Business Combination targets. Over this time period, the Company will be using available funds, including those from the Working Capital Loans, for the purpose of paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Form 10-Q for the quarterly period ended September 30, 2025, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

PART III - SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALUENCE MERGER CORP. I

Date: November 14, 2025	By:	/s/ Sung Yoon Woo
	Name:	Sung Yoon Woo
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Sungwoo (Andrew) Hyung
	Name:	Sungwoo (Andrew) Hyung
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

