Form 10-K
period 2025-12-31
Valuence Merger Corp. I
filed 2026-03-31
CIK 1892747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2025, the last business day of the Company’s most recently completed second fiscal quarter, was $22,763,630.38 based on the $12.19 closing sales price of the Company’s Class A ordinary shares on such date, as reported on the OTC Pink.

As of March 31, 2026 the Registrant had 5,965,726 Class A ordinary shares, $0.0001 par value per share, and 2 Class B ordinary shares, $0.0001 par value per share, outstanding.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our Public Shareholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete our initial Business Combination even though a majority of our Public Shareholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the Business Combination.

●	If we seek shareholder approval of our initial Business Combination, our initial shareholders, officers and directors have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote. In addition, our initial shareholders hold substantial interest in us and, as a result, may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

●	The ability of our Public Shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

●	The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

●	The requirement that we complete our initial Business Combination within the prescribed time frame under our amended and restated memorandum and articles of association, as amended (the “Articles”), may give potential target businesses leverage over us in negotiating a Business Combination and may decrease our ability to conduct due diligence on potential Business Combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

●	We may not be able to complete our initial Business Combination within the prescribed time frame and/or we may not elect to further extend our Combination Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Shareholders may, based on estimates as of December 31, 2025, receive approximately $12.43 per share, or less than such amount in certain circumstances, and there will be no liquidating distributions with respect to our warrants.

●	Our current life term is on a month-to-month basis and our existence is subject to our Board of Directors’ sole discretion, as well as contingent on the deposit of monthly Current Extension Contributions into the Trust Account. If the Board of Directors elects not to extend the Combination Period, or the Sponsor fails to deposit the Current Extension Contribution, we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

●	Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by difficult market and geopolitical conditions.

●	If we seek shareholder approval of our initial Business Combination, our Sponsor, directors and officers and their affiliates may elect to purchase Public Shares or Public Warrants from shareholders, which may reduce the public “float” of the Class A ordinary shares and Public Warrants.

●	If a shareholder fails to receive notice of our offer to redeem its Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares or Public Warrants, potentially at a loss.

●	Nasdaq has delisted our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for Business Combination opportunities due to the number of special purpose acquisition companies evaluating targets increasing, it may increase the cost of our initial Business Combination or could even result in our inability to consummate our initial Business Combination. If we are unable to complete our initial Business Combination within the Combination Period under our Articles, our Public Shareholders may, based on estimates as of December 31, 2025, receive approximately $12.43 per share, or less in certain circumstances, in connection with the liquidation of our Trust Account, and there will be no liquidating distributions with respect to our warrants.

●	Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in us.

●	We may reincorporate in another jurisdiction in connection with our initial Business Combination and such reincorporation may result in taxes imposed on shareholders.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination or force us to abandon our efforts to complete an initial Business Combination.

●	We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial Business Combination by the Combination Period. As such, there is a risk that we will be unable to continue as a going concern if liquidity needs arise or if we do not consummate an initial Business Combination by the applicable deadline and our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern. If we are unable to effect our initial Business Combination by the deadline, we will be forced to liquidate.

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

On May 25, 2023, the Company held an extraordinary general meeting (the “May 2023 Meeting”), where shareholders approved, among other things, an amendment to the Company’s Articles to extend the date by which the Company must consummate a Business Combination (the “Combination Period”) from June 3, 2023 to September 3, 2023 and to allow the Company, without another shareholder vote, by resolution of the Board of Directors of the Company (the “Board of Directors”), to elect to further extend the Combination Period in one-month increments up to eighteen (18) additional times, or a total of up to thirty-six (36) months after the Initial Public Offering (each, an “Additional Extended Date”), until up to March 3, 2025. In connection with such extensions to the Combination Period, the Sponsor or its designees was required to deposit into the Trust Account, as a loan, $420,000 for the extension to September 3, 2023 and $140,000 for each monthly extension thereafter (each, an “Initial Extension Contribution”). The Company’s shareholders also approved an amendment to the Articles to eliminate (i) the limitation that the Company may not redeem Public Shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (ii) the limitation that we shall not consummate a Business Combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such Business Combination. The Company’s shareholders also approved an amendment to the Articles to permit a holder of our Class B ordinary shares to convert such shares into Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holder. In connection with the May 2023 Meeting, holders of 15,799,245 Class A ordinary shares subject to possible redemption exercised their right to redeem such shares. As a result, the Company paid $167,831,206 (or $10.62 per share) to the redeeming shareholders. After redemptions the Company had 6,210,718 Class A ordinary shares subject to possible redemption outstanding. The Company, with the approval of the Board of Directors, extended the Combination Period to June 3, 2024 and caused to be deposited an additional $1,680,000 into the Company’s Trust Account.

On June 5, 2023, in connection with the required Initial Extension Contributions for monthly extensions to the Combination Period and for working capital purposes, the Company issued a non-interest bearing, unsecured convertible promissory note to the Sponsor in the aggregate principal amount of $613,207 (the “Sponsor Convertible Promissory Note”) and to Valuence Partners LP in the aggregate principal amount of $1,650,941 (the “VP Convertible Promissory Note”, and together with the Sponsor Convertible Promissory Note, the “Initial Extension Contribution Notes”). The Initial Extension Contribution Notes will be repayable by the Company upon the earlier of (i) consummation of a Business Combination and (ii) the date of the liquidation of the Company (the “Maturity Date”). Such loans may be converted into warrants of the post-Business Combination entity at the option of the payees, which shall have terms identical to the Private Placement Warrants. If the Company does not consummate a Business Combination by the end of the Combination Period, the outstanding principal amount of the Initial Extension Contribution Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of December 31, 2025, $613,207 is outstanding under the Sponsor Convertible Promissory Note and $1,650,941 has been borrowed against the VP Convertible Promissory Note.

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

On June 3, 2024, the Company held an extraordinary general meeting (the “June 2024 Meeting”), where shareholders approved an amendment to the Articles to extend the Combination Period from June 3, 2024 for an initial two month period to August 3, 2024 and to permit the Company, without another shareholder vote, by resolution of the Board of Directors to elect to further extend such date up to nineteen (19) additional times for an additional one (1) month each time, up to March 3, 2026, provided that the Sponsor or its designees deposit into the Trust Account (i) on June 4, 2024, with respect to the initial extension, an amount equal to the lesser of (x) $60,000 or (y) $0.03 per public share multiplied by the number of Public Shares outstanding and (ii) one business day following the public announcement by the Company that the Board of Directors has elected to further extend such date for an additional month, an amount equal to the lesser of (x) $30,000 or (y) $0.015 per public share multiplied by the number of Public Shares outstanding (the “Second Extension Contributions”). In connection with the June 2024 Meeting, holders of 4,343,316 Class A ordinary shares subject to possible redemption exercised their right to redeem such shares. As a result, the Company paid $49,900,380 (or $11.49 per share) to the redeeming shareholders. After redemptions the Company had 1,867,402 Class A ordinary shares subject to possible redemption outstanding. The Company, with the approval of the Board of Directors, extended the Combination Period to March 3, 2026 and caused to be deposited an additional $588,231 into the Company’s Trust Account.

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

On June 4, 2024, the Company issued a convertible promissory note to the Sponsor, in the principal amount of $300,000 (the “June 2024 Note”). The June 2024 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the Maturity Date. If the Company does not consummate an initial Business Combination by the Maturity Date, the June 2024 Note will be repaid only from funds held outside of the Trust Account established in connection with the Company’s Initial Public Offering or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the June 2024 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants issued to the Sponsor in a private placement that closed simultaneously with the Company’s Initial Public Offering. On June 4, 2024, the Company borrowed $300,000 under the June 2024 Note, which was outstanding as of December 31, 2025.

Also on June 4, 2024, the Company deposited $56,022 into the Trust Account for the extension of the Combination Period from June 3, 2024 to August 3, 2024. With respect to each subsequent extension to an Additional Extended Date, the Company deposited an additional $28,011 into the Trust Account.

On March 4, 2025, the Company received a notice from the staff of the Listing Qualifications Department of Nasdaq stating that because the Company had not completed a Business Combination within 36 months of the effective date of its IPO registration statement, it was not in compliance with Nasdaq listing rule IM 5101-2, and was therefore subject to delisting. Trading in the Company’s securities on Nasdaq was suspended at the opening of business on March 11, 2025, and trading of the Company’s securities on an over-the-counter market (the “OTC Pink”) commenced shortly thereafter.

On February 27, 2026, the Company held an extraordinary general meeting (the “February 2026 Meeting”), where shareholders approved an amendment to the Articles to extend the Combination Period from March 3, 2026 for an initial two month period to May 3, 2026 and to permit the Company, without another shareholder vote, by resolution of the Board of Directors to elect to further extend such date up to ten (10) additional times for an additional one (1) month each time, up to March 3, 2027, provided that the Sponsor or its designees deposit into the Trust Account (i) on March 4, 2026, with respect to the initial extension, an amount equal to the lesser of (x) $56,000 or (y) $0.06 per public share multiplied by the number of Public Shares outstanding and (ii) one business day following the public announcement by the Company that the Board of Directors has elected to further extend such date for an additional month, an amount equal to the lesser of (x) $28,000 or (y) $0.03 per public share multiplied by the number of Public Shares outstanding (the “Current Extension Contributions”). In connection with the February 2026 Meeting, holders of 1,404,164 Class A ordinary shares subject to possible redemption exercised their right to redeem such shares. As a result, the Company paid approximately $17,565,141.25 (or $12.51 per share) to the redeeming shareholders. After redemptions the Company had 463,238 Class A ordinary shares subject to possible redemption outstanding.

Also on February 27, 2026, the Company issued a convertible promissory note to the Sponsor, in the principal amount of $1,500,000 (the “February 2026 Note”). The February 2026 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the Maturity Date. If the Company does not consummate an initial Business Combination by the Maturity Date, the February 2026 Note will be repaid only from funds held outside of the Trust Account established in connection with the Company’s Initial Public Offering or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the February 2026 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants issued to the Sponsor in a private placement that closed simultaneously with the Company’s Initial Public Offering. As of the date of this Annual Report, no amounts had been drawn under the February 2026 Note.

On March 4, 2026, the Company deposited $27,794.28 into the Trust Account for the extension of the Combination Period from March 3, 2026 to May 3, 2026. As of the date of this Annual Report, the Company, with the approval by the Board of Directors, caused to be deposited a total of $2,296,025.91 into our Trust Account which includes Initial Extension Contributions, Second Extension Contributions and Current Extension Contributions through the present.

We have until May 3, 2026 to complete our initial Business Combination, which can be extended monthly until up to March 3, 2027.

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

Initial Business Combination

Our Articles provide that for so long as we are listed on a Designated Stock Exchange (as defined in the Articles), we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable) at the time of our signing a definitive agreement in connection with our initial Business Combination. We refer to this as the 80% of net assets test. If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm. Our Articles provide that any initial Business Combination must be approved by at least 75% of our Board of Directors. We will have until up to March 3, 2027, the end of the Combination Period, to consummate an initial Business Combination or a total of up to sixty (60) months after the IPO; provided that we cause to be deposited the Current Extension Contribution in connection with each Additional Extended Date.

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

Financial Position

As of December 31, 2025, we had funds available for a Business Combination in the amount of $23,218,530, following the redemptions in connection with the extension of the date by which the Company must consummate a Business Combination, 12 months of Initial Extension Contributions and 18 months of Second Extension Contributions, and before payment of $8,105,480 of deferred underwriting fees and other fees and expenses associated with our initial Business Combination. Accordingly, we may be able to complete our initial Business Combination using our cash, or we may use our debt or equity securities, or a combination of the foregoing. We have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

The Company is currently engaged in discussions with a potential target for a Business Combination and has entered into a non-binding letter of intent with such target; however, no definitive agreement has been executed. Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial Business Combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Articles. However, we will seek shareholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons. Under the listing standards of major U.S. exchanges, shareholder approval would be required for our initial Business Combination if, for example:

●	we issue Class A ordinary shares that will be equal to or in excess of 20% of the number of Class A ordinary shares then outstanding;

●	any of our directors, officers or substantial security holders (as defined by applicable exchange rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Class A ordinary shares could result in an increase in outstanding Class A ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

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

In the event that our Initial Shareholders, directors, officers or advisors, or their respective affiliates purchase Public Shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their Public Shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Further, to the extent any Public Shares are so purchased by our Sponsor, Initial Shareholders, directors, officers, advisors or their affiliates, such shares must (a) be purchased at a price no higher than the redemption price paid for our Public Shares, which as of December 31, 2025 was estimated to be $12.43 per share and (b) not be (i) voted by such holders or their respective affiliates in favor of approving the initial Business Combination, or (ii) redeemable by such holders or their respective affiliates. See the risk factor entitled “If we seek shareholder approval of our initial Business Combination, our Sponsor, directors and officers and their affiliates may elect to purchase Public Shares or Public Warrants from shareholders, which may reduce the public “float” of our Class A ordinary shares or Public Warrants” in Item 1A. Risk Factors for additional information.

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

If we seek shareholder approval, we will complete our initial Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the Business Combination. In such case, pursuant to the terms of a letter agreement entered into with us, our Initial Shareholders, officers and directors have agreed (and their permitted transferees will agree) to vote any Founder Shares held by them and any Public Shares purchased during or after the IPO in favor of our initial Business Combination. We expect that at the time of any shareholder vote relating to our initial Business Combination, our Initial Shareholders and their permitted transferees will own approximately 75% of our issued and outstanding ordinary shares entitled to vote thereon, which is the percentage owned by our Sponsor and its affiliates as of December 31, 2025. Each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. Our Initial Shareholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our Articles initially provided that we would have only 15 months (or up to 18 months or 21 months, as applicable) following the effectiveness of the IPO to consummate our initial Business Combination. However, on May 25, 2023, we held the May 2023 Meeting, where shareholders approved, among other things, an amendment to our Articles to extend the Combination Period to March 3, 2025. On June 3, 2024, we held the June 2024 Meeting, where shareholders approved among other things, an amendment to our Articles to further extend the Combination Period to up to March 3, 2026 provided that we deposit the Second Extension Contribution. On February 27, 2026, we held the February 2026 Meeting, where shareholders approved among other things, an amendment to our Articles to further extend the Combination Period to up to March 3, 2027 provided that we deposit the Current Extension Contribution. Our Public Shareholders will not be entitled to vote on, or redeem their shares in connection with, any such extension. In connection with, any such Additional Extended Date, the Sponsor or its designees is required to deposit into the Trust Account a Contribution. As of the date of this Annual Report, the Contributors have made an aggregate of $2,296,025.91 of Initial Extension Contributions, Second Extension Contributions and Current Extension Contributions. The maximum aggregate amount of Initial Extension Contributions, Second Extension Contributions and Current Extension Contributions will be $1,204,231. We have until May 3, 2026 to complete our initial Business Combination, which can be extended monthly until up to March 3, 2027.

If we are unable to complete our initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less taxes payable) divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants if we fail to complete our initial Business Combination within the Combination Period.

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

If we were to expend all of the net proceeds of the IPO and the sale of the Private Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution was initially estimated at approximately $10.30. As of December 31, 2025, the per share amount held in our Trust Account is estimated to be approximately $12.43. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims. Accordingly, we cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $12.43.

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

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, we cannot assure you we will be able to return the current estimated $12.43 per Public Share to our Public Shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws and/or insolvency laws as a “preferential transfer”, a “fraudulent conveyance”, a “fraud in anticipation of winding up”, a “transaction in fraud of creditors” or a “misconduct in the course of winding up.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our shareholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a certain amount of cash. If we are unable to complete our initial Business Combination, our Public Shareholders may, based on estimates as of December 31, 2025, receive approximately $12.43 per share, which is based on estimates as of December 31, 2025, on the liquidation of our Trust Account. There will be no redemption rights or liquidating distributions with respect to our warrants.

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

Because of our limited resources and the significant competition for business combination opportunities due to the number of special purpose acquisition companies evaluating targets increasing, it may increase the cost of our initial Business Combination or could even result in our inability to consummate our initial Business Combination. If we are unable to complete our initial Business Combination within the Combination Period under our Articles, our Public Shareholders may, based on estimates as of December 31, 2025, receive approximately $12.43 per share, or less in certain circumstances, in connection with the liquidation of our Trust Account, and there will be no liquidating distributions with respect to our warrants.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the Class A ordinary shares redeemed and, in the event we seek shareholder approval of our initial Business Combination, we make purchases of our Class A ordinary shares, the resources available to us for our initial Business Combination may be reduced. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we are unable to complete our initial Business Combination, our Public Shareholders may, based on estimates as of December 31, 2025, receive approximately $12.43 per share (or less in certain circumstances) on the liquidation of our Trust Account. There will be no redemption rights or liquidating distributions with respect to our warrants. In certain circumstances, our Public Shareholders may receive, based on estimates as of December 31, 2025, less than $12.43 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $12.43 per share, which is the estimated per share amount held in our Trust Account as of December 31, 2025” and other risk factors herein.

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

We may not be able to complete our initial Business Combination within the prescribed time frame and/or we may not elect to further extend our Combination Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Shareholders may, based on estimates as of December 31, 2025, receive approximately $12.43 per share, or less than such amount in certain circumstances, and there will be no liquidating distributions with respect to our warrants.

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

On June 3, 2024, we held the June 2024 Meeting, where shareholders approved an amendment to our Articles to further extend the date by which the Company must consummate our initial Business Combination from June 3, 2024 for an initial two month period to August 3, 2024 and to allow us, without another shareholder vote, by resolution of the Board of Directors, to elect to further extend the Combination Period until up to March 3, 2026. The extension to the Combination Period required the Sponsor or its designees deposit into the Trust Account (i) on June 4, 2024, with respect to the initial extension, an amount equal to the lesser of (x) $60,000 or (y) $0.03 per public share multiplied by the number of Public Shares outstanding and (ii) one business day following the public announcement by the Company that the Board of Directors has elected to further extend such date for an additional month, an amount equal to (x) $30,000 or (y) $0.015 per public share multiplied by the number of Public Shares outstanding.

On February 27, 2026, we held the February 2026 Meeting, where shareholders approved an amendment to our Articles to further extend the date by which the Company must consummate our initial Business Combination from March 3, 2026 for an initial two month period to May 3, 2026 and to allow us, without another shareholder vote, by resolution of the Board of Directors, to elect to further extend the Combination Period until up to March 3, 2027. The extensions to the Combination Period required the Sponsor or its designees deposit into the Trust Account (i) on March 4, 2026, with respect to the initial extension, an amount equal to the lesser of (x) $56,000 or (y) $0.06 per public share multiplied by the number of Public Shares outstanding and (ii) one business day following the public announcement by the Company that the Board of Directors has elected to further extend such date for an additional month, an amount equal to (x) $28,000 or (y) $0.03 per public share multiplied by the number of Public Shares outstanding. Our Board of Directors has discretion to decide if we will not further extend the Combination Period.

If we have not completed our initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our Public Shareholders may, based on estimates as of December 31, 2025, receive approximately $12.43 per share. There will be no redemption rights or liquidating distributions with respect to our warrants. In certain circumstances, our Public Shareholders may receive less than $12.43 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $12.43 per share, which is the estimated per share amount held in our Trust Account as of December 31, 2025” and other risk factors herein.

Our current life term is on a month-to-month basis and our existence is subject to our Board of Directors’ sole discretion, as well as contingent on the deposit of monthly Current Extension Contributions into the Trust Account. If the Board of Directors elects not to extend the Combination Period, or the Sponsor fails to deposit the Current Extension Contribution, we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

At the February 2026 Meeting, the Company’s shareholders approved an amendment to the Articles to extend the date by which the Company has to consummate an initial Business Combination from March 3, 2026 for an initial two month period to May 3, 2026 and to permit the Company, without another shareholder vote, by resolution of the board of directors, to elect to further extend such date up to ten (10) additional times for an additional one (1) month each time, up to March 3, 2027, provided that the Sponsor or its designees deposit a Current Extension Contribution of (i) $27,794.28 for the initial two-month period and (ii) $13,897.14 per month thereafter into the Trust Account.

Such monthly extensions of the Combination Period are therefore subject to the discretion of the Board of Directors and subject to our Sponsor depositing into the Trust Account the Current Extension Contribution. The Sponsor is not obligated to do so and may choose at any time not to. In either event, the Company would cease all operations except for the purpose of winding up and would redeem its Public Shares and liquidate.

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

As of December 31, 2025, $1,481 was available to us outside the Trust Account to fund our working capital requirements. While we believe that such funds, together with funds available from loans from our Sponsor, its affiliates, or our management team, will be sufficient to allow us to operate for at least the duration of the Combination Period, we cannot assure you that our estimate is accurate and our Sponsor, its affiliates or our management team are under no obligation to loan or advance funds to us. The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the Combination Period, assuming that our initial Business Combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through the IPO and potential loans from certain of our affiliates are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time. See “-We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial Business Combination by the Combination Period. As such, there is a risk that we will be unable to continue as a going concern if liquidity needs arise or if we do not consummate an initial Business Combination by the applicable deadline and our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern. If we are unable to effect our initial Business Combination by the deadline, we will be forced to liquidate.” for additional information regarding our ability to continue as a going concern.

We believe we have access to capital that will be sufficient to allow us to operate for at least the Combination Period; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial Business Combination, our Public Shareholders may, based on estimates as of December 31, 2025, receive approximately $12.43 per share (or less in certain circumstances) on the liquidation of our Trust Account. There will be no redemption rights or liquidating distributions with respect to our warrants. In certain circumstances, our Public Shareholders may receive less than $12.43 per share on the redemption of their shares.

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

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $12.43 per share, which is the estimated per share amount held in our Trust Account as of December 31, 2025.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our initial Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by Public Shareholders could be less than the $12.43 per share currently held in the Trust Account, estimated as of December 31, 2025, due to claims of such creditors.

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

If we were deemed to be an investment company for purposes of the Investment Company Act, we would need to register as such under the Investment Company Act and compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. We may also be forced to abandon our efforts to complete an initial Business Combination and instead be required to liquidate the Trust Account. In which case, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our securities following such a transaction. For illustrative purposes, in connection with the liquidation of our Trust Account, our Public Shareholders may receive approximately $12.43 per Public Share, which is based on estimates as of December 31, 2025, or less in certain circumstances. There will be no liquidating distributions with respect to our warrants.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls annually in connection with our Annual Reports. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Although we believe that the net proceeds of the IPO and the sale of the Private Placement Warrants will be sufficient to allow us to complete our initial Business Combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the IPO and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our initial Business Combination, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our initial Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial Business Combination. If we are unable to complete our initial Business Combination, our Public Shareholders may, based on estimates as of December 31, 2025, receive approximately $12.43 per share on the liquidation of our Trust Account. There will be no liquidating distributions with respect to our warrants. In certain circumstances, our Public Shareholders may receive less than $12.43 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $12.43 per share, which is the estimated per share amount held in our Trust Account as of December 31, 2025” and other risk factors below.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our Public Shareholders may, based on estimates as of December 31, 2025 receive approximately $12.43 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and there will be no liquidating distributions with respect to our warrants.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our Public Shareholders may, based on estimates as of December 31, 2025, receive approximately $12.43 per share on the liquidation of our Trust Account. There will be no liquidating distributions with respect to our warrants. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $12.43 per share, which is the estimated per share amount held in our Trust Account as of December 31, 2025” and other risk factors.

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

Of the net proceeds from the IPO and the sale of the Private Placement Warrants, following redemptions made in connection with our extensions and Initial Extension Contributions, Second Extension Contributions and Current Extension Contributions, there is approximately $5.8 million available to complete our Business Combination in the Trust Account and pay related fees and expenses as of the date of this Annual Report (which includes $8,105,480 for the payment of deferred underwriting commissions).

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

The Sponsor and our Company’s officers and directors have interests that may be different from, or in addition to, the Public Shareholders’ interests. For example:

●	If we do not consummate a Business Combination and we liquidate, the 5,502,490 Founder Shares held by the Sponsor will be worthless, as the Sponsor has waived liquidation rights with respect to such shares, as will the 2,666,667 Private Placement Warrants held by the Sponsor and 4,000,000 Private Placement Warrants held by Valuence Partners LP. The Sponsor and Valuence Partners LP purchased the Founder Shares for an aggregate purchase price of $25,000, or approximately $0.00043 per share, and purchased the Private Placement Warrants for $1.50 per warrant, or $10,000,000 in the aggregate.

●	For extensions beginning on January 3, 2024 through May 3, 2024, Sponsor and its affiliate invested a total of $700,000 of Initial Extension Contributions. The Sponsor and its affiliate also invested $56,022 for an initial two month period of June 3, 2024 to August 3, 2024 and thereafter eight additional deposits of $28,011 for an aggregate principal amount of $280,110 into our Trust Account as Second Extension Contributions for eight monthly extensions to April 3, 2025. Such Initial Extension Contributions and Second Extension Contributions are evidenced by the Initial Extension Contribution Notes and June 2024 Note and will be repayable upon the consummation of our Business Combination or our earlier liquidation. However, if we do not consummate a Business Combination and we liquidate, any such promissory notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

●	The Sponsor and the Company’s officers and directors and their respective affiliates are entitled to reimbursement of out-of-pocket expenses incurred by them related to identifying, investigating, negotiating and completing a Business Combination. If we do not consummate a Business Combination, they will not have any claim against the Trust Account for reimbursement. As of the date of this Annual Report, there are no reimbursable out-of-pocket expenses outstanding.

●	All rights specified in the Articles relating to the right of officers and directors to be indemnified by the Company, and of the Company’s officers and directors to be exculpated from monetary liability with respect to prior acts or omissions, will continue after a Business Combination. If the Company does not complete a Business Combination and liquidates, the Company will not be able to perform its obligations to its officers and directors under those provisions.

●	In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a letter of intent, confidentiality, or other similar agreement for a Business Combination, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and will not apply as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act.

Accordingly, if we do not consummate a Business Combination, the Sponsor may lose its entire investment in us, and the potential loss of this investment could incentivize the Sponsor and its affiliates to pursue a Business Combination on unfavorable terms in order to avoid a liquidation and a loss of its investment. In addition, the personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the Combination Period nears March 3, 2027, which is the deadline for our completion of an initial Business Combination.

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

We have the right to extend the Combination Period, on a monthly basis, up to March 3, 2027 without providing our shareholders a corresponding vote or redemption right provided that our Sponsor or its designee deposits $27,794.28 each month into our Trust Account. If we choose not to extend the Combination Period on the month-to-month basis, we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Shareholders may, based on estimates as of December 31, 2025, receive approximately $12.43 per share, or less than such amount in certain circumstances, and there will be no liquidating distributions with respect to our warrants.

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

On February 27, 2026, we held the February 2026 Meeting, where shareholders approved an amendment to our Articles to further extend the date by which the Company must consummate our initial Business Combination from March 3, 2026 for an initial two month period to May 3, 2026 and to allow us, without another shareholder vote, by resolution of the Board of Directors, to elect to further extend the Combination Period until up to March 3, 2027. The extensions to the Combination Period required the Sponsor or its designees deposit into the Trust Account (i) on March 4, 2026, with respect to the initial extension, an amount equal to the lesser of (x) $56,000 or (y) $0.06 per public share multiplied by the number of Public Shares outstanding and (ii) one business day following the public announcement by the Company that the Board of Directors has elected to further extend such date for an additional month, an amount equal to (x) $28,000 or (y) $0.03 per public share multiplied by the number of Public Shares outstanding. Our Board of Directors has discretion to decide if we will not further extend the Combination Period. We can provide no assurance that our Board of Directors will continue to extend the Combination Period.

If we have not completed our initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our Public Shareholders may, based on estimates as of December 31, 2025, receive approximately $12.43 per share. There will be no liquidating distributions with respect to our warrants. In certain circumstances, our Public Shareholders may receive less than the currently estimated $12.43 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $12.43 per share, which is the estimated per share amount held in our Trust Account as of December 31, 2025” and other risk factors herein. This feature is different from some other special purpose acquisition companies, in which any extension of the company’s period to consummate an initial business combination would require a vote of the company’s shareholders and in connection with such vote shareholders would have the right to redeem their Public Shares.

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

Certain agreements, including the underwriting agreement relating to the IPO, the IMTA between us and Continental Stock Transfer & Trust Company, the letter agreement among us and our Initial Shareholders, officers, directors and director nominees, and the registration rights agreement among us and our Initial Shareholders, may be amended without shareholder approval. These agreements contain various provisions that our Public Shareholders might deem to be material. For example, the underwriting agreement related to the IPO contains a covenant that the target company that we acquire must have a fair market value equal to at least 80% of the balance in the Trust Account at the time of signing the definitive agreement for the transaction with such target business (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account). While we do not expect our Board of Directors to approve any amendment to any of these agreements prior to our initial Business Combination, it may be possible that our Board of Directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial Business Combination. Any such amendment may have an adverse effect on the value of an investment in our securities.

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

We have issued Public Warrants to purchase 10,000,000 of our Class A ordinary shares, at a price of $11.50 per share, as part of the Units sold in our IPO and, simultaneously with the closing of the IPO, we issued in a private placement an aggregate of 6,666,667 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share. Following our IPO, our Initial Shareholders owned an aggregate of 5,502,490 Founder Shares. As of December 31, 2025, of the 5,502,490 Founder Shares, all but two have been converted into Class A ordinary shares on a one-for-one basis. In addition, if our Initial Shareholders make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. The Sponsor and its affiliate have entered into the Initial Extension Contribution Notes in connection with required monthly Contributions into the Trust Account in connection with extensions of the Combination Period. The Initial Extension Contribution Notes have an aggregate principal amount of up to approximately $2,564,151, and up to $1.5 million of such amount may be converted into warrants at the option of the Contributors. To the extent we issue Class A ordinary shares to effectuate a Business Combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants and Founder Shares may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business.

If we are unable to consummate our initial Business Combination within the Combination Period, our Public Shareholders may be forced to wait beyond the Combination Period before redemption from our Trust Account.

If we are unable to consummate our initial Business Combination within the Combination Period, we will distribute the aggregate amount then on deposit in the Trust Account (less taxes payable), pro rata to our Public Shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of Public Shares from the Trust Account shall be effected automatically by function of our Articles prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our Public Shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the Combination Period before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial Business Combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will Public Shareholders be entitled to distributions if we are unable to complete our initial Business Combination.

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

We are a blank check company, and as we have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement. As of December 31, 2025, $1,481 was available to us outside the Trust Account to fund our working capital requirements. Although the Company plans to complete an initial Business Combination within the Combination Period, there can be no assurance that the Company will be able to consummate an initial Business Combination by such date. If a Business Combination is not consummated by up to March 3, 2027, there will be a mandatory liquidation and subsequent dissolution of the Company. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also within the next twelve months if an initial Business Combination is not consummated. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

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

If the Company is unable to consummate an initial Business Combination by the end of the Combination Period, it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account, less taxes payable, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject, in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants if we fail to complete our initial Business Combination within the Combination Period.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S ORDINARY EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our Units, Class A ordinary shares and Public Warrants were listed on Nasdaq under the symbols “VMCAU,” “VMCA” and “VMCAW”, respectively, until March 11, 2025. Shortly following the delisting, our Units, Class A ordinary shares and Public Warrants began trading on the over-the-counter market and quoted on the OTC Pink under the symbols “VMCUF”, “VMCAF” and “VMCWF”, respectively.

(b) Holders

As of December 31, 2025, there was one holder of record of our Units, three holders of record of our Class A ordinary shares, two holders of record of our Class B ordinary shares, and three holders of record of our warrants, including our Public Warrants and Private Placement Warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Units, Class A ordinary shares and Public Warrants are held of record by banks, brokers and other financial institutions.

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

Following redemptions in connection with the extensions (described elsewhere in this Annual Report), we have an aggregate of $23,218,530 held in the Trust Account as of December 31, 2025.

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

In connection with the May 2023 Meeting, as described below, shareholders holding an aggregate of 15,799,245 Class A ordinary shares properly exercised their right to redeem their shares for $167,831,206. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $65.7 million. In connection with the June 2024 Meeting, shareholders holding an aggregate of 4,343,316 Class A ordinary shares properly exercised their right to redeem their shares for $49,900,380. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $21,598,622. The balance in our Trust Account was $23,218,530 as of December 31, 2025.

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

Convertible Promissory Notes

On June 5, 2023, in connection with the required Initial Extension Contributions for monthly extensions to the Combination Period and for working capital purposes, the Company issued a non-interest bearing, unsecured convertible promissory note to the Sponsor in the aggregate principal amount of $613,207 and to Valuence Partners LP in the aggregate principal amount of $1,650,941. The Initial Extension Contribution Notes will be repayable by the Company upon the earlier of (i) consummation of a Business Combination and (ii) the date of the liquidation of the Company. Such loans may be converted into warrants of the post-Business Combination entity at the option of the payees, which shall have terms identical to the Private Placement Warrants. If the Company does not consummate a Business Combination by the end of the Combination Period, the outstanding principal amount of the Initial Extension Contribution Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Initial Extension Contribution Notes were accounted for using the bifurcation method and it was determined that the conversion feature had no value and the Initial Extension Contribution Notes were recorded at par value. As of December 31, 2025, $613,207 is outstanding under the Sponsor Convertible Promissory Note and $1,650,941 has been borrowed against VP Convertible Promissory Note.

On June 4, 2024, the Company issued the June 2024 Note to the Sponsor, in the principal amount of $300,000. The June 2024 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Maturity Date, the June 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the June 2024 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants. On June 4, 2024, the Company borrowed $300,000 under the June 2024 Note, which was outstanding as of December 31, 2025.

Delisting from Nasdaq

On March 4, 2025, the Company received a notice from the staff of the Listing Qualifications Department of Nasdaq stating that because the Company had not completed a Business Combination within 36 months of the effective date of its IPO registration statement, it was not in compliance with Nasdaq listing rule IM 5101-2, and was therefore subject to delisting. Trading in the Company’s securities on Nasdaq was suspended at the opening of business on March 11, 2025, and trading of the Company’s securities on the over-the-counter market commenced shortly thereafter.

Recent Events

February 2026 Extension meeting

On February 27, 2026, the Company held the February 2026 Meeting, where shareholders approved an amendment to the Articles to extend the Combination Period from March 3, 2026 for an initial two month period to May 3, 2026 and to permit the Company, without another shareholder vote, by resolution of the Board of Directors to elect to further extend such date up to ten (10) additional times for an additional one (1) month each time, up to March 3, 2027, provided that the Sponsor or its designees deposit into the Trust Account (i) on March 4, 2026, with respect to the initial extension, an amount equal to the lesser of (x) $56,000 or (y) $0.06 per public share multiplied by the number of Public Shares outstanding and (ii) one business day following the public announcement by the Company that the Board of Directors has elected to further extend such date for an additional month, an amount equal to the lesser of (x) $28,000 or (y) $0.03 per public share multiplied by the number of Public Shares outstanding. In connection with the February 2026 Meeting, holders of 1,404,164 Class A ordinary shares subject to possible redemption exercised their right to redeem such shares. As a result, the Company paid approximately $17,565,141.25 (or $12.51 per share) to the redeeming shareholders. After redemptions the Company had 463,238 Class A ordinary shares subject to possible redemption outstanding.

Also on February 27, 2026, the Company issued a convertible promissory note to the Sponsor (the “February 2026 Note”), in the principal amount of $1,500,000. The February 2026 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the Maturity Date. If the Company does not consummate an initial Business Combination by the Maturity Date, the February 2026 Note will be repaid only from funds held outside of the Trust Account established in connection with the Company’s Initial Public Offering or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the February 2026 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants issued to the Sponsor in a private placement that closed simultaneously with the Company’s Initial Public Offering. As of the date of this Annual Report, no amounts had been drawn under the February 2026 Note.

Results of Operations

As of December 31, 2025, we have not commenced any operations. All activity through December 31, 2025 relates to our formation, the IPO, and our search for an initial Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account.

For the year ended December 31, 2025, we had a net income of $280,285, which consisted of interest earned on investments held in the Trust Account of $703,771, offset by operating costs of $423,486.

For the year ended December 31, 2024, we had a net income of $2,403,129, which consisted of interest earned on investments held in the Trust Account of $1,920,591, as well recoveries of previously incurred general and administrative costs of $1,606,332, which offset $1,123,794 of general and administrative costs incurred in the current period.

Liquidity and Capital Resources; Going Concern Consideration

As of December 31, 2025, we had cash of $1,481 and a working capital deficit of $4,961,450.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until up to March 3, 2027 to consummate a Business Combination or liquidate, provided that we cause to be deposited the Current Extension Contributions in connection with each monthly extension of the Combination Period. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation of the Trust Account and potential subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the Combination Period (up to March 3, 2027, if we, with shareholder approval, elect to further extend the Combination Period monthly to such deadline). Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this Annual Report. However, the Working Capital Loans, the June 2024 Note and the February 2026 Note will provide additional flexibility to continue our identification and pursuit of potential Business Combination targets. Over this time period, the Company will be using available funds, including those from the Working Capital Loans, for the purpose of paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Other than the Initial Extension Contribution Notes, the June 2024 Note and the February 2026 Note previously disclosed in this Annual Report, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The underwriters are entitled to a deferred underwriting commissions of $0.35 per Unit, or $8,105,480 from the closing of the IPO. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely if we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Critical Accounting Estimates

The preparation of the financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant item that involves critical accounting estimates is value of conversion feature of the Company’s promissory notes.

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

Warrant Instruments

We account for the 17,939,643 warrants issued in connection with the Initial Public Offering and the underwriters’ exercise of their over-allotment option as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Sung Yoon Woo	49	Chief Executive Officer and Director
Sungwoo (Andrew) Hyung	40	Chief Financial Officer and Director
Sungsik (Sung) Lee	49	President
Dr. Gene Young Cho	42	Chief Operating Officer
Dr. Joong Myung Cho	76	Director
John Kim	58	Director
Young Min Kim	67	Director
Gary Wunderlich	55	Director
Zhe Zhang	51	Director

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

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees (“Code of Ethics”). A copy of the Code of Ethics is posted on our Internet website at https://www.valuencecap.com. Our website and the information contained on, or that can be accessed through, the website are not deemed to be incorporated by reference in, and are not considered part of, this Annual Report. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned	Percentage of Outstanding Class A Ordinary Shares	Number of Class B Ordinary Shares Beneficially Owned	Percentage of Outstanding Class B Ordinary Shares	Percentage of Combined Voting Power
Sung Yoon Woo	-	-	-	-	-
Sungwoo (Andrew) Hyung	-	-	-	-	-
Sungsik (Sung) Lee	-	-	-	-	-
Dr. Gene Young Cho	-	-	-	-	-
Dr. Joong Myung Cho	-	-	-	-	-
John Kim	-	-	-	-	-
Young Min Kim	-	-	-	-	-
Gary Wunderlich	-	-	-	-	-
Dr. Zhe Zhang	-	-	-	-	-
All executive officers and directors as a group (9 individuals)	-	-	-	-	-
VMCA Sponsor, LLC (2)(3)	5,502,488	74.7%	2	100.0%	74.7%

(1)	Unless otherwise noted, the business address of each of our shareholders listed is c/o Valuence Merger Corp. I, 4 Orinda Way, Suite 100D, Orinda, California, 94563.

(2)	Interests shown consist solely of founder shares, 5,502,488 of which were converted by the Sponsor from Class B Ordinary Shares to Class A Ordinary Shares in June 2024. The outstanding Class B Ordinary Shares are convertible into Class A Ordinary Shares at the option of the holder at any time and from time to time and will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination, in each case on a one-for-one basis, subject to adjustment.

(3)	VMCA Sponsor, LLC, our Sponsor, is the record holder of 4,302,290 of the shares reported herein and the other 1,200,000 shares reported herein are held of record by Valuence Partners LP. VMCA Sponsor, LLC is the sole general partner of Valuence Partners LP and has voting and investment discretion with respect to the securities held of record by Valuence Partners LP. VMCA Sponsor, LLC is governed and controlled by its co-managing members, Credian Partners, Inc., which Sung Yoon Woo is the sole shareholder, Sungwoo (Andrew) Hyung, Sungsik (Sung) Lee, and Gene Young Cho. Each co-managing member has the powers, rights, obligations and liabilities of a manager pursuant to the Limited Liability Companies Act of the Cayman Islands. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by two or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to VMCA Sponsor, LLC. Based on the foregoing, no director exercises voting or dispositive control over any of the securities held by VMCA Sponsor, LLC. Accordingly, none of them are deemed to have or share beneficial ownership of such shares and, for the avoidance of doubt, each has expressly disclaimed any such beneficial interest to the extent of any pecuniary interest he may have therein, directly or indirectly. Each of our officers, directors and advisors is, directly or indirectly, a member of our Sponsor.

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

On June 5, 2023, in connection with the required Initial Extension Contributions for monthly extensions to the Combination Period and for working capital purposes, the Company issued a non-interest bearing, unsecured convertible promissory note to the Sponsor in the aggregate principal amount of $613,207 and to Valuence Partners LP in the aggregate principal amount of $1,650,941. The Initial Extension Contribution Notes will be repayable by the Company upon the earlier of (i) consummation of a Business Combination and (ii) the date of the liquidation of the Company. Such loans may be converted into warrants of the post-Business Combination entity at the option of the payees, which shall have terms identical to the Private Placement Warrants. If the Company does not consummate Such loans may be converted into warrants of the post-Business Combination entity at the option of the payees, which shall have terms identical to the Private Placement Warrants. If the Company does not consummate a Business Combination by the end of the Combination Period, the outstanding principal amount of the Initial Extension Contribution Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Initial Extension Contribution Notes were accounted for using the bifurcation method and it was determined that the conversion feature had no value and the Initial Extension Contribution Notes were recorded at par value. As of December 31, 2025, $613,207 is outstanding under the Sponsor Convertible Promissory Note and $1,650,941 has been borrowed against the VP Convertible Promissory Note.

On June 4, 2024, the Company issued the June 2024 Note to the Sponsor, in the principal amount of $300,000. The June 2024 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Maturity Date, the June 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the June 2024 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants. On June 4, 2024, the Company borrowed $300,000 under the June 2024 Note, which was outstanding as of December 31, 2025.

On February 27, 2026, the Company issued a convertible promissory note to the Sponsor, in the principal amount of $1,500,000 (the “February 2026 Note”). The February 2026 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the Maturity Date. If the Company does not consummate an initial Business Combination by the Maturity Date, the February 2026 Note will be repaid only from funds held outside of the Trust Account established in connection with the Company’s Initial Public Offering or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the February 2026 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants issued to the Sponsor in a private placement that closed simultaneously with the Company’s Initial Public Offering. As of the date of this Annual Report, no amounts had been drawn under the February 2026 Note.

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

Audit Fees. During the year ended December 31, 2025 and 2024, fees for our independent registered public accounting firm were approximately $102,165 and $96,720, respectively, for the services Withum performed in connection with our Initial Public Offering, quarterly filings and the audit of our December 31, 2025 and 2024 financial statements included in this Annual Report.

Audit-Related Fees. For the year ended December 31, 2025 and 2024, we did not pay Withum any audit-related fees.

Tax Fees. We did not pay Withum for tax services, planning or advice for the year ended December 31, 2025 and 2024.

All Other Fees. We did not pay Withum for other service for the year ended December 31, 2025 and 2024.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022).
3.2	Certificate of Amendment to the Amended and Restated Memorandum and Articles of Association of Valuence Merger Corp. I. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023).
3.3	Certificate of Amendment to the Amended and Restated Memorandum and Articles of Association of Valuence Merger Corp. I. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023).
3.4	Certificate of Amendment to the Amended and Restated Memorandum and Articles of Association of Valuence Merger Corp. I. (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023).
3.5	Certificate of Amendment to the Amended and Restated Memorandum and Articles of Association of Valuence Merger Corp. I. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
3.6	Certificate of Amendment to the Amended and Restated Memorandum and Articles of Association of Valuence Merger Corp. I. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2026)
4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l/A (File No. 333-262246), filed with the SEC on February 18, 2022).
4.2	Specimen Class A Ordinary Share Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l/A (File No. 333-262246), filed with the SEC on February 18, 2022).
4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l/A (File No. 333-262246), filed with the SEC on February 18, 2022).
4.4	Warrant Agreement, dated February 28, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2023).
4.5	Description of Securities (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2023).
10.1	Letter Agreement, dated February 28, 2022, by and among the Company, its officers, its directors, the Sponsor and Valuence Partners LP (Incorporated by reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022).
10.2	Investment Management Trust Agreement, dated February 28, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022).
10.3	Amendment No. 1 to Investment Management Trust Agreement, dated March 1, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2024).
10.4	Registration Rights Agreement, dated February 28, 2022, by and among the Company, VMCA Sponsor, LLC and the other holders party thereto (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022).
10.5	Private Placement Warrants Purchase Agreement, dated February 28, 2022, between the Company and the Sponsor (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022).
10.6	Private Placement Warrants Purchase Agreement, dated February 28, 2022, between the Company and Valuence Partners L.P. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022).
10.7	Convertible Promissory Note, dated June 5, 2023, by and between the Company and VMCA Sponsor, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 9, 2023).
10.8	Convertible Promissory Note, dated June 5, 2023, by and between the Company and Valuence Partners LP (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 9, 2023).
10.9	Convertible Promissory Note, dated June 4, 2024, by and between the Company and VMCA Sponsor, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 6, 2024).

10.10	Convertible Promissory Note, dated February 27, 2026, by and between the Company and VMCA Sponsor, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 3, 2026).
10.11	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-l/A (File No. 333-262246), filed with the SEC on February 18, 2022).
19.1	Valuence Merger Corp. I Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).
24.1	Power of Attorney (included on signature pages herein).
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Valuence Merger Corp. I. Policy for the Recovery of Erroneously Awarded Compensation (Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2024).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2026

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

Name	Title	Date

/s/ Sung Yoon Woo	Chief Executive Officer and Director	March 31, 2026
Sung Yoon Woo	(Principal Executive Officer)

/s/ Sungwoo (Andrew) Hyung	Chief Financial Officer and Director	March 31, 2026
Sungwoo (Andrew) Hyung	(Principal Financial and Accounting Officer)

/s/ Dr. Joong Myung Cho	Director	March 31, 2026
Dr. Joong Myung Cho

/s/ John Kim	Director	March 31, 2026
John Kim

/s/ Young Min Kim	Director	March 31, 2026
Young Min Kim

/s/ Gary Wunderlich	Director	March 31, 2026
Gary Wunderlich

/s/ Zhe Zhang	Director	March 31, 2026
Zhe Zhang

VALUENCE MERGER CORP. I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Valuence Merger Corp. I:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Valuence Merger Corp. I (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by May 3, 2026 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

March 31, 2026

PCAOB ID Number 100

VALUENCE MERGER CORP. I

BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
Current assets
Cash	$1,481	$61,037
Prepaid expenses	11,662	48,474
Total current assets	13,143	109,511

Cash held in Trust Account	23,218,530	22,206,637
TOTAL ASSETS	$23,231,673	$22,316,148

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses and accounts payable	$757,061	$766,821
Advance from related party	1,653,384	1,008,384
Working capital loans	913,207	913,207
Convertible note - related party	1,650,941	1,650,941
Total current liabilities	4,974,593	4,339,353

Deferred underwriting fees	8,105,480	8,105,480
TOTAL LIABILITIES	13,080,073	12,444,833

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 1,867,402 shares at redemption value of $12.43 and $11.89 per share as of December 31, 2025 and 2024, respectively	23,218,530	22,206,637

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2025 and 2024	—	—
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; 5,502,488 shares issued or outstanding (excluding 1,867,402 shares subject to possible redemption) as of December 31, 2025 and 2024	550	550
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2 shares issued and outstanding as of December 31, 2025 and 2024	—	—
Additional paid-in capital	—	—
Accumulated deficit	(13,067,480)	(12,335,872)
TOTAL SHAREHOLDERS’ DEFICIT	(13,066,930)	(12,335,322)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$23,231,673	$22,316,148

The accompanying notes are an integral part of these financial statements.

VALUENCE MERGER CORP. I

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2025	2024

General and administrative expenses	$595,391	$1,123,794
Recoveries of previously incurred costs	(171,905)	(1,606,332)
(Loss) Income from operations	(423,486)	482,538

Other income:
Interest earned on cash and investments held in Trust Account	703,771	1,920,591
Total other income	703,771	1,920,591

Net income	$280,285	$2,403,129

Weighted average shares outstanding of Class A redeemable ordinary shares	1,867,402	3,718,651

Basic and diluted net income per common share, Class A redeemable ordinary shares	$0.04	$0.26

Weighted average shares outstanding of Class A and Class B non-redeemable ordinary shares	5,502,490	5,502,490

Basic and diluted net income per common share, Class A and Class B non-redeemable ordinary shares	$0.04	$0.26

The accompanying notes are an integral part of these financial statements.

VALUENCE MERGER CORP. I

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	—	$—	5,502,490	$550	$—	$(11,894,322)	$(11,893,772)

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,844,679)	(2,844,679)

Conversion of Class B ordinary shares to Class A ordinary shares	5,502,488	550	(5,502,488)	(550)	—	—	—

Net income	—	—	—	—	—	2,403,129	2,403,129

Balance as of December 31, 2024	5,502,488	$550	2	$—	$—	$(12,335,872)	$(12,335,322)

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,011,893)	(1,011,893)

Net income	—	—	—	—	—	280,285	280,285

Balance as of December 31, 2025	5,502,488	$550	2	$—	$—	$(13,067,480)	$(13,066,930)

The accompanying notes are an integral part of these financial statements.

VALUENCE MERGER CORP. I

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$280,285	$2,403,129
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(703,771)	(1,920,591)
Changes in operating assets and liabilities:
Prepaid expenses	36,812	29,596
Accrued expenses and accounts payable	(9,760)	(1,461,825)
Net cash used in operating activities	(396,434)	(949,691)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(308,122)	(784,088)
Cash withdrawn from Trust Account in connection with redemption	—	49,900,380
Net cash (used in) provided by investing activities	(308,122)	49,116,292

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	—	300,000
Advance from related party	645,000	810,000
Redemption of ordinary shares	—	(49,900,380)
Net cash provided by (used in) financing activities	645,000	(48,790,380)

Net Change in Cash	(59,556)	(623,779)
Cash – Beginning of year	61,037	684,816
Cash – End of year	$1,481	$61,037

The accompanying notes are an integral part of these financial statements.

VALUENCE MERGER CORP. I

NOTES TO THE FINANCIAL STATEMENTS

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from August 27, 2021 (inception) through December 31, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

VALUENCE MERGER CORP. I

NOTES TO THE FINANCIAL STATEMENTS

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

VALUENCE MERGER CORP. I

NOTES TO THE FINANCIAL STATEMENTS

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

VALUENCE MERGER CORP. I

NOTES TO THE FINANCIAL STATEMENTS

On May 25, 2023, the Company held an extraordinary general meeting (the “May 2023 Meeting”), where shareholders approved, among other things, an amendment to the Articles to extend the date by which the Company must consummate a Business Combination (the “Combination Period”) from June 3, 2023 to September 3, 2023 and to allow the Company, without another shareholder vote, by resolution of the Board of Directors of the Company (the “Board of Directors”), to elect to further extend the Combination Period in one-month increments up to eighteen (18) additional times, or a total of up to thirty-six (36) months after the Initial Public Offering, until up to March 3, 2025. In connection with such extensions to the Combination Period, the Sponsor or its designees was required to deposit into the Trust Account, as a loan, $420,000 for the extension to September 3, 2023 and $140,000 for each monthly extension thereafter (each, an “Initial Extension Contribution”).

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

On June 5, 2023, in connection with the required Initial Extension Contributions for monthly extensions to the Combination Period and for working capital purposes, the Company issued a non-interest bearing, unsecured convertible promissory note to the Sponsor in the aggregate principal amount of $613,207 (the “Sponsor Convertible Promissory Note”) and to Valuence Partners LP in the aggregate principal amount of $1,650,941 (the “VP Convertible Promissory Note”, and together with the Sponsor Convertible Promissory Note, the “Initial Extension Contribution Notes”). The Initial Extension Contribution Notes will be repayable by the Company upon the earlier of (i) consummation of a Business Combination and (ii) the date of the liquidation of the Company (the “Maturity Date”). Up to an aggregate of $1.5 million of the Initial Extension Contribution Notes and any other convertible notes issued to the Sponsor or its affiliates may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the payees, which shall have terms identical to the Private Placement Warrants (the “Conversion Warrants”). If the Company does not consummate a Business Combination by the end of the Combination Period, the outstanding principal amount of the Initial Extension Contribution Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Initial Extension Contribution Notes were accounted for using the bifurcation method and it was determined that the conversion feature had no value and the Initial Extension Contribution Notes were recorded at par value. As of each of December 31, 2025 and 2024, $613,207 was outstanding under the Sponsor Convertible Promissory Note and $1,650,941 has been borrowed against VP Convertible Promissory Note.

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

VALUENCE MERGER CORP. I

NOTES TO THE FINANCIAL STATEMENTS

On June 3, 2024, the Company held an extraordinary general meeting (the “June 2024 Meeting”), where shareholders approved an amendment to the Articles to extend the Combination Period from June 3, 2024 for an initial two month period to August 3, 2024 and to permit the Company, without another shareholder vote, by resolution of the Board of Directors to elect to further extend such date up to nineteen (19) additional times for an additional one (1) month each time, up to March 3, 2026, provided that the Sponsor or its designees deposit into the Trust Account (i) on June 4, 2024, with respect to the initial extension, an amount equal to the lesser of (x) $60,000 or (y) $0.03 per public share multiplied by the number of Public Shares outstanding and (ii) one business day following the public announcement by the Company that the Board of Directors has elected to further extend such date for an additional month, an amount equal to the lesser of (x) $30,000 or (y) $0.015 per public share multiplied by the number of Public Shares outstanding (the “Second Extension Contributions”). In connection with the June 2024 Meeting, holders of 4,343,316 Class A ordinary shares subject to possible redemption exercised their right to redeem such shares. As a result, the Company paid $49,900,380 (or $11.49 per share) to the redeeming shareholders. After redemptions the Company had 1,867,402 Class A ordinary shares subject to possible redemption outstanding.

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

On June 4, 2024, the Company issued a convertible promissory note to the Sponsor, in the principal amount of $300,000 (the “June 2024 Note”). The June 2024 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the Maturity Date. If the Company does not consummate an initial Business Combination by the Maturity Date, the June 2024 Note will be repaid only from funds held outside of the Trust Account established in connection with the Company’s Initial Public Offering or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the June 2024 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants issued to the Sponsor in a private placement that closed simultaneously with the Company’s Initial Public Offering. On June 4, 2024, the Company borrowed $300,000 under the June 2024 Note, which was outstanding as of December 31, 2025 and 2024. In connection with the Second Extension Contributions, the Company, with the approval by the Board of Directors, extended the Combination Period to March 3, 2026 and caused to be deposited an additional $588,231 into the Company’s Trust Account.

On March 4, 2025, the Company received a notice from the staff of the Listing Qualifications Department of Nasdaq stating that because the Company had not completed a Business Combination within 36 months of the effective date of its IPO registration statement, it was not in compliance with Nasdaq listing rule IM 5101-2, and was therefore subject to delisting. Trading in the Company’s securities on Nasdaq was suspended at the opening of business on March 11, 2025, and trading of the Company’s securities on an over-the-counter market (the “OTC Pink”) commenced shortly thereafter.

VALUENCE MERGER CORP. I

NOTES TO THE FINANCIAL STATEMENTS

On February 27, 2026, the Company held an extraordinary general meeting (the “February 2026 Meeting”), where shareholders approved an amendment to the Articles to extend the Combination Period from March 3, 2026 for an initial two month period to May 3, 2026 and to permit the Company, without another shareholder vote, by resolution of the Board of Directors to elect to further extend such date up to ten (10) additional times for an additional one (1) month each time, up to March 3, 2027, provided that the Sponsor or its designees deposit into the Trust Account (i) on March 4, 2026, with respect to the initial extension, an amount equal to the lesser of (x) $56,000 or (y) $0.06 per public share multiplied by the number of Public Shares outstanding and (ii) one business day following the public announcement by the Company that the Board of Directors has elected to further extend such date for an additional month, an amount equal to the lesser of (x) $28,000 or (y) $0.03 per public share multiplied by the number of Public Shares outstanding (the “Current Extension Contributions”). In connection with the February 2026 Meeting, holders of 1,404,164 Class A ordinary shares subject to possible redemption exercised their right to redeem such shares. As a result, the Company paid approximately $17,565,141.25 (or $12.51 per share) to the redeeming shareholders. After redemptions the Company had 463,238 Class A ordinary shares subject to possible redemption outstanding.

Also on February 27, 2026, the Company issued a convertible promissory note to the Sponsor, in the principal amount of $1,500,000 (the “February 2026 Note”). The February 2026 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the Maturity Date. If the Company does not consummate an initial Business Combination by the Maturity Date, the February 2026 Note will be repaid only from funds held outside of the Trust Account established in connection with the Company’s Initial Public Offering or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the February 2026 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants issued to the Sponsor in a private placement that closed simultaneously with the Company’s Initial Public Offering. As of the date of this Annual Report, no amounts had been drawn under the February 2026 Note.

On March 4, 2026, the Company deposited $27,794.28 into the Trust Account for the extension of the Combination Period from March 3, 2026 to May 3, 2026. As of the date of this Annual Report, the Company, with the approval by the Board of Directors, caused to be deposited a total of $2,296,025.91 into our Trust Account which includes Initial Extension Contributions, Second Extension Contributions and Current Extension Contributions through the present.

Liquidity and Going Concern

As of December 31, 2025, the Company had cash of $1,481, and a working capital deficit of $4,961,450.

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

VALUENCE MERGER CORP. I

NOTES TO THE FINANCIAL STATEMENTS

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until up to May 3, 2026, if the Company, without shareholder approval, elects to further extend such deadline and causes to be deposited the New Contributions in connection with each monthly extension of the Combination Period, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by the end of the Combination Period, there will be a mandatory liquidation of the Trust Account and potential subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation of the Trust Account, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the Combination Period (up to May 3, 2026, if the Company, without shareholder approval, elects to further extend the Combination Period monthly to such deadline).

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

NOTES TO THE FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

As of December 31, 2025 and 2024, the Company had cash of $1,481 and $61,037, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2025 and 2024.

Cash Held in Trust Account

At December 31, 2025 and 2024, substantially all of the assets held in the Trust Account were held in cash in a demand deposit account.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2025 and 2024, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

VALUENCE MERGER CORP. I

NOTES TO THE FINANCIAL STATEMENTS

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

In connection with the June 2024 Meeting, shareholders holding 4,343,316 Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $49.9 million (approximately $11.49 per ordinary share) was removed from the Trust Account to pay such holders. After the satisfaction of such redemptions, the balance in the Company’s Trust Account was approximately $21.6 million. Following redemptions, the Company had 1,867,402 Class A ordinary shares subject to redemption outstanding. As of December 31, 2025, the balance in the Company’s Trust Account was approximately $23.2 million.

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

At December 31, 2025 and 2024, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, at redemption value, December 31, 2023	$69,262,338
Less:
Redemption of shares	(49,900,380)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	2,844,679
Class A ordinary shares subject to possible redemption, at redemption value, December 31, 2024	22,206,637
Plus:
Accretion of Class A ordinary shares subject to possible redemption	1,011,893
Class A ordinary shares subject to possible redemption, at redemption value, December 31, 2025	$23,218,530

Income Taxes

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NOTES TO THE FINANCIAL STATEMENTS

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,939,643 Class A ordinary shares in the aggregate. As of December 31, 2025 and 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31,
	2025		2024
	Class A redeemable	Class A and Class B non-redeemable	Class A redeemable	Class A and Class B non-redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$71,019	$209,266	$969,121	$1,434,008
Denominator:
Basic and diluted weighted average shares outstanding	1,867,402	5,502,490	3,718,651	5,502,490
Basic and diluted net income per ordinary share	$0.04	$0.04	$0.26	$0.26

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

VALUENCE MERGER CORP. I

NOTES TO THE FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Convertible Promissory Notes

The Company has elected the bifurcation option to account for the proceeds received during 2023 and 2024 from the convertible promissory notes to the Sponsor and related party. These promissory notes are presented in the balance sheets as working capital loans and convertible note - related party.

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

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTES TO THE FINANCIAL STATEMENTS

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

VALUENCE MERGER CORP. I

NOTES TO THE FINANCIAL STATEMENTS

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

On June 5, 2023, the Company issued a promissory note (the “Sponsor Convertible Promissory Note”) in the principal amount of up to $613,207 to the Sponsor for working capital requirements and payment of certain expenses in connection the Company’s Business Combination. The Sponsor Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the Sponsor Convertible Promissory Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into the Conversion Warrants, equal to (x) the portion of the principal amount of the Sponsor Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Sponsor Convertible Promissory Note was accounted for using the bifurcation method and was determined that the conversion feature had no value and was recorded at par value. As of December 31, 2025 and 2024, $613,207 was outstanding under the Sponsor Convertible Promissory Note.

On June 4, 2024, the Company issued the June 2024 Note to the Sponsor, in the principal amount of $300,000. The June 2024 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Maturity Date, the June 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the June 2024 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor, or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants. The June 2024 Note was accounted for using the bifurcation method and it was determined that the conversion feature had no value, and the June 2024 Note was recorded at par value. On June 4, 2024, the Company borrowed $300,000 under the June 2024 Note, which was outstanding as of December 31, 2025.

On June 5, 2023, the Company issued an unsecured convertible promissory note to Valuence Partners LP, an affiliate of the Sponsor (the “VP Convertible Promissory Note”), pursuant to which the Company may borrow up to an aggregate maximum amount of $1,650,941. The VP Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the VP Convertible Promissory Note, Valuence Partners LP may elect to convert all or any portion of the unpaid principal balance into that number of warrants, each exercisable for one Class A Share of the Company, equal to (x) the portion of the principal amount of the VP Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The aggregate amount convertible into Conversion Warrants pursuant to the Sponsor Convertible Promissory Note and the VP Convertible Promissory Note shall not exceed $1,500,000. The VP Convertible Promissory Note was accounted for using the bifurcation method, and was determined that the conversion feature had no value and was recorded at par value. As of December 31, 2025 and 2024, $1,650,941 had been borrowed against VP Convertible Promissory Note.

VALUENCE MERGER CORP. I

NOTES TO THE FINANCIAL STATEMENTS

Advance from Related Party

On March 7, 2022, in connection with the unexercised over-allotment option, an investor in the Sponsor agreed for the Company to retain the residual $198,384 in the form of an advance. The Sponsor advanced to the Company additional $645,000 and $810,000 during the year December 31, 2025 and 2024, respectively, for general working capital needs. At December 31, 2025 and 2024, advances from related party totaled $1,653,384 and $1,008,384, respectively. The amounts advanced by the Sponsor to the Company are non-interest bearing without fixed terms and payable on demand.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares —  The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares —  The Company is authorized to issue 180,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. On June 3, 2024, pursuant to the terms of the Articles, the Sponsor and Valuence Partners LP elected to convert an aggregate of 5,502,488 Class B ordinary shares held by them on a one-for-one basis into Class A ordinary shares. At each of December 31, 2025 and 2024, there were 7,369,890 Class A ordinary shares issued and outstanding, which included 1,867,402 ordinary shares subject to redemption.

VALUENCE MERGER CORP. I

NOTES TO THE FINANCIAL STATEMENTS

Class B Ordinary Shares —  The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On March 8, 2022, the underwriters partially exercised their over-allotment option resulting in 502,490 Class B ordinary shares no longer subject to forfeiture. On April 14, 2022, the over-allotment option expired, and 247,510 Class B ordinary shares were forfeited. On June 3, 2024, pursuant to the terms of the Articles, the Sponsor and Valuence Partners LP elected to convert an aggregate of 5,502,488 Class B ordinary shares held by them on a one-for-one basis into Class A ordinary shares. At December 31, 2025 and 2024, there were 2 Class B ordinary shares issued and outstanding, respectively.

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

Warrants - At December 31, 2025 and 2024, there were 11,004,981 Public Warrants and 6,934,662 Private Placement Warrants outstanding.

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

NOTES TO THE FINANCIAL STATEMENTS

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

NOTES TO THE FINANCIAL STATEMENTS

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

	December 31, 2025	December 31, 2024
Cash held in Trust Account	$23,218,530	$22,206,637
Cash	$1,481	$61,037

	For the Year Ended December 31,
	2025	2024

General and administrative expenses	$595,390	$1,123,794
Recoveries of previously incurred costs	$(171,905)	$(1,606,332)
Interest earned on cash and investments held in Trust Account	$703,771	$1,920,591

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

VALUENCE MERGER CORP. I

NOTES TO THE FINANCIAL STATEMENTS

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the financial statements were issued. Based upon this review, except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 3, 2026, the Board of Directors of the Company approved an extension of the date by which the Company has to consummate an initial business combination by an additional month, from January 3, 2026 to February 3, 2026, the eighteenth of 19 potential one-month extensions available to the Company. In connection with such extension, the Company caused to be deposited an additional $28,011 into the Company’s trust account. As previously disclosed, the Company’s Amended and Restated Memorandum and Articles of Association, as amended, provides the Company the right to extend such date, monthly, to up to March 3, 2026, by resolution of the Board.

On February 3, 2026, the Board of Directors of the Company approved an extension of the date by which the Company has to consummate an initial business combination by an additional month, from February 3, 2026 to March 3, 2026, the nineteenth of 19 potential one-month extensions available to the Company. In connection with such extension, the Company caused to be deposited an additional $28,011 into the Company’s trust account. As previously disclosed, the Company’s Amended and Restated Memorandum and Articles of Association, as amended, provides the Company the right to extend such date, monthly, to up to March 3, 2026, by resolution of the Board.

On February 27, 2026, the Company held an extraordinary general meeting (the “February 2026 Meeting”), where shareholders approved an amendment to the Articles to extend the Combination Period from March 3, 2026 for an initial two month period to May 3, 2026 and to permit the Company, without another shareholder vote, by resolution of the Board of Directors to elect to further extend such date up to ten (10) additional times for an additional one (1) month each time, up to March 3, 2027, provided that the Sponsor or its designees deposit into the Trust Account (i) on March 4, 2026, with respect to the initial extension, an amount equal to the lesser of (x) $56,000 or (y) $0.06 per public share multiplied by the number of Public Shares outstanding and (ii) one business day following the public announcement by the Company that the Board of Directors has elected to further extend such date for an additional month, an amount equal to the lesser of (x) $28,000 or (y) $0.03 per public share multiplied by the number of Public Shares outstanding (the “Current Extension Contributions”). In connection with the February 2026 Meeting, holders of 1,404,164 Class A ordinary shares subject to possible redemption exercised their right to redeem such shares. As a result, the Company paid approximately $17,565,141.25 (or $12.51 per share) to the redeeming shareholders. After redemptions the Company had 463,238 Class A ordinary shares subject to possible redemption outstanding.

Also on February 27, 2026, the Company issued a convertible promissory note to the Sponsor, in the principal amount of $1,500,000 (the “February 2026 Note”). The February 2026 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the Maturity Date. If the Company does not consummate an initial Business Combination by the Maturity Date, the February 2026 Note will be repaid only from funds held outside of the Trust Account established in connection with the Company’s Initial Public Offering or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the February 2026 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants issued to the Sponsor in a private placement that closed simultaneously with the Company’s Initial Public Offering. As of the date of this Annual Report, no amounts had been drawn under the February 2026 Note.

On March 4, 2026, the Company deposited $27,794.28 into the Trust Account for the extension of the Combination Period from March 3, 2026 to May 3, 2026.

