Form 10-Q
period 2026-03-31
Valuence Merger Corp. I
filed 2026-05-15
CIK 1892747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026 there were 5,965,726 Class A ordinary shares, $0.0001 par value per share, and 2 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

VALUENCE MERGER CORP. I

QUARTERLY REPORT ON FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUENCE MERGER CORP. I

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$2,521	$1,481
Prepaid expenses	25,654	11,662
Total current assets	28,175	13,143

Cash held in Trust Account	5,849,516	23,218,530
TOTAL ASSETS	$5,877,691	$23,231,673

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses and accounts payable	$802,711	$757,060
Advance from related party	1,838,384	1,653,384
Working capital loans	913,206	913,206
Convertible note - related party	1,650,943	1,650,943
Total current liabilities	5,205,244	4,974,593

Deferred underwriting fees	8,105,480	8,105,480
TOTAL LIABILITIES	13,310,724	13,080,073

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 463,238 and 1,867,402 shares at redemption value of $12.63 and $12.43 per share as of March 31, 2026 and December 31, 2025, respectively	5,849,515	23,218,530

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; 5,502,488 shares issued and outstanding (excluding 463,238 and 1,867,402 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025, respectively	550	550
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	—	—
Accumulated deficit	(13,283,098)	(13,067,480)
TOTAL SHAREHOLDERS’ DEFICIT	(13,282,548)	(13,066,930)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$5,877,691	$23,231,673

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025

General and administrative expenses	$131,802	$277,371
Recoveries of previously incurred general and administrative expenses	—	(121,000)
Loss from operations	(131,802)	(156,371)

Other income:
Interest earned on cash held in Trust Account	140,105	181,347
Total other income	140,105	181,347

Net income	$8,303	$24,976

Weighted average shares outstanding of Class A redeemable ordinary shares outstanding	1,368,144	1,867,402

Basic and diluted net income per common share, Class A redeemable ordinary shares outstanding	$0.00	$0.00

Weighted average shares outstanding of Class A and Class B non-redeemable ordinary shares	5,502,490	5,502,490

Basic and diluted net income per common share, Class A and Class B non-redeemable ordinary shares	$0.00	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	5,502,488	$550	2	$—	$—	$(13,067,480)	$(13,066,930)
	—	—
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(223,921)	(223,921)

Net income	—	—	—	—	—	8,303	8,303

Balance as of March 31, 2026 (unaudited)	5,502,488	$550	2	$—	$—	$(13,283,098)	$(13,282,548)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	5,502,488	$550	2	$—	$—	$(12,335,872)	$(12,335,322)
	—	—
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(237,370)	(237,370)

Net income	—	—	—	—	—	24,976	24,976

Balance as of March 31, 2025 (unaudited)	5,502,488	$550	2	$—	$—	$(12,548,266)	$(12,547,716)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$8,303	$24,976
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(140,105)	(181,347)
Changes in operating assets and liabilities:
Prepaid expenses	(13,992)	48,474
Accrued expenses and accounts payable	45,650	(17,930)
Net cash used in operating activities	(100,144)	(125,827)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(83,816)	(56,022)
Cash withdrawn from Trust Account in connection with redemption	17,592,936	—
Net cash provided by (used in) investing activities	17,509,120	(56,022)

Cash Flows from Financing Activities:
Advances from related party	185,000	—
Proceeds from convertible promissory note	—	190,000
Redemption of ordinary shares	(17,592,936)	—
Net cash (used in) provided by financing activities	(17,407,936)	190,000

Net Change in Cash	1,040	8,151
Cash – Beginning of period	1,481	61,037
Cash – End of period	$2,521	$69,188

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from August 27, 2021 (inception) through March 31, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

On June 5, 2023, in connection with the required Initial Extension Contributions for monthly extensions to the Combination Period and for working capital purposes, the Company issued a non-interest bearing, unsecured convertible promissory note to the Sponsor in the aggregate principal amount of $613,207 (the “Sponsor Convertible Promissory Note”) and to Valuence Partners LP in the aggregate principal amount of $1,650,941 (the “VP Convertible Promissory Note”, and together with the Sponsor Convertible Promissory Note, the “Initial Extension Contribution Notes”). The Initial Extension Contribution Notes will be repayable by the Company upon the earlier of (i) consummation of a Business Combination and (ii) the date of the liquidation of the Company (the “Maturity Date”). Up to an aggregate of $1.5 million of the Initial Extension Contribution Notes and any other convertible notes issued to the Sponsor or its affiliates may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the payees, which shall have terms identical to the Private Placement Warrants (the “Conversion Warrants”). If the Company does not consummate a Business Combination by the end of the Combination Period, the outstanding principal amount of the Initial Extension Contribution Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Initial Extension Contribution Notes were accounted for using the bifurcation method and it was determined that the conversion feature had no value and the Initial Extension Contribution Notes were recorded at par value. As of each of March 31, 2026, and December 31, 2025 , $613,207 was outstanding under the Sponsor Convertible Promissory Note and $1,650,941 has been borrowed against VP Convertible Promissory Note.

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

MARCH 31, 2026

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

On June 4, 2024, the Company issued a convertible promissory note to the Sponsor, in the principal amount of $300,000 (the “June 2024 Note”). The June 2024 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the Maturity Date. If the Company does not consummate an initial Business Combination by the Maturity Date, the June 2024 Note will be repaid only from funds held outside of the Trust Account established in connection with the Company’s Initial Public Offering or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the June 2024 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants issued to the Sponsor in a private placement that closed simultaneously with the Company’s Initial Public Offering. On June 4, 2024, the Company borrowed $300,000 under the June 2024 Note, which was outstanding as of March 31, 2026 and December 31, 2025. In connection with the Second Extension Contributions, the Company, with the approval by the Board of Directors, extended the Combination Period to March 3, 2026 and caused to be deposited an additional $588,231 into the Company’s Trust Account.

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

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

On February 27, 2026, the Company held an extraordinary general meeting (the “February 2026 Meeting”), where shareholders approved an amendment to the Articles to extend the Combination Period from March 3, 2026 for an initial two month period to May 3, 2026 and to permit the Company, without another shareholder vote, by resolution of the Board of Directors to elect to further extend such date up to ten (10) additional times for an additional one (1) month each time, up to March 3, 2027, provided that the Sponsor or its designees deposit into the Trust Account (i) on March 4, 2026, with respect to the initial extension, an amount equal to the lesser of (x) $56,000 or (y) $0.06 per public share multiplied by the number of Public Shares outstanding and (ii) one business day following the public announcement by the Company that the Board of Directors has elected to further extend such date for an additional month, an amount equal to the lesser of (x) $28,000 or (y) $0.03 per public share multiplied by the number of Public Shares outstanding (the “Current Extension Contributions”). In connection with the February 2026 Meeting, holders of 1,404,164 Class A ordinary shares subject to possible redemption exercised their right to redeem such shares. As a result, the Company paid $17,565,141.25 (or $12.51 per share) to the redeeming shareholders. After redemptions the Company had 463,238 Class A ordinary shares subject to possible redemption outstanding.

Also on February 27, 2026, the Company issued a convertible promissory note to the Sponsor, in the principal amount of $1,500,000 (the “February 2026 Note”). The February 2026 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the Maturity Date. If the Company does not consummate an initial Business Combination by the Maturity Date, the February 2026 Note will be repaid only from funds held outside of the Trust Account established in connection with the Company’s Initial Public Offering or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the February 2026 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants issued to the Sponsor in a private placement that closed simultaneously with the Company’s Initial Public Offering. As of March 31, 2026, no amounts had been drawn under the February 2026 Note.

On March 4, 2026, the Company deposited $27,794.28 into the Trust Account for the extension of the Combination Period from March 3, 2026 to May 3, 2026.

On May 1, 2026, the Board of Directors approved an extension of the date by which the Company has to consummate an initial business combination by an additional month, from May 3, 2026, to June 3, 2026, the first of 10 potential one-month extensions available to the Company. In connection with such extension, the Company caused to be deposited an additional $13,897.14 into the Company’s Trust Account. As of the date of this Quarterly Report, the Company, with the approval by the Board of Directors, caused to be deposited a total of $2,309,923.05 into our Trust Account which includes Initial Extension Contributions, Second Extension Contributions and Current Extension Contributions through the present.

Liquidity and Going Concern

As of March 31, 2026, the Company had cash of $2,521, and a working capital deficit of $5,177,069.

Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. However, the Working Capital Loans (as defined below), the June 2024 Note and the February 2026 Note will provide additional flexibility to continue the identification and pursuit of potential Business Combination targets. Over this time period, the Company will be using available funds, including those from the Working Capital Loans, for the purpose of paying existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until up to March 3, 2027, if the Company, without shareholder approval, elects to further extend such deadline and causes to be deposited the Current Extension Contributions in connection with each monthly extension of the Combination Period, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by the end of the Combination Period, there will be a mandatory liquidation of the Trust Account and potential subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation of the Trust Account, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the Combination Period (up to March 3, 2027, if the Company, without shareholder approval, elects to further extend the Combination Period monthly to such deadline).

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal and recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

As of March 31, 2026 and December 31, 2025, the Company had cash of $2,521 and $1,481, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2026 and December 31, 2025.

Cash Held in Trust Account

As of March 31, 2026 and December 31, 2025, substantially all of the assets held in the Trust Account were held in cash in a demand deposit account.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of issuance costs of temporary equity at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrant issuance costs are required to be recorded at their initial fair value on the date of issuance, and each condensed balance sheet date thereafter. As the Company’s warrants meet the criteria for equity classification, the Company has accounted for the warrants as equity classified.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2026 and December 31, 2025, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

In connection with the February 2026 Meeting, shareholders holding 1,404,164 Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $17.6 million (approximately $12.51 per ordinary share) was removed from the Trust Account to pay such holders. After the satisfaction of such redemptions, the balance in the Company’s Trust Account was approximately $5.8 million. Following redemptions, the Company had 463,238 Class A ordinary shares subject to redemption outstanding. As of March 31, 2026, the balance in the Company’s Trust Account was approximately $5.8 million.

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

As of March 31, 2026 and December 31, 2025, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, at redemption value, December 31, 2024	$22,206,637
Plus:
Accretion of Class A ordinary shares subject to possible redemption	1,011,893
Class A ordinary shares subject to possible redemption, at redemption value, December 31, 2025	$23,218,530
Plus:
Accretion of Class A ordinary shares subject to possible redemption	223,921
Less:
Redemption	(17,592,936)
Class A ordinary shares subject to possible redemption, at redemption value, March 31, 2026	$5,849,515

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Income Taxes

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,939,643 Class A ordinary shares in the aggregate. As of March 31, 2026 and December 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2026		2025
	Class A redeemable	Class A and Class B non-redeemable	Class A redeemable	Class A and Class B non-redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,653	$6,650	$6,328	$18,648
Denominator:
Basic and diluted weighted average shares outstanding	1,368,144	5,502,490	1,867,402	5,502,490
Basic and diluted net income per ordinary share	$0.00	$0.00	$0.00	$0.00

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

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, that if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans and any other convertible notes issued by the Company, including the Contribution Notes, the June 2024 Note and the February 2026 Note may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

On June 5, 2023, the Company issued a promissory note (the “Sponsor Convertible Promissory Note”) in the principal amount of up to $613,207 to the Sponsor for working capital requirements and payment of certain expenses in connection the Company’s Business Combination. The Sponsor Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the Sponsor Convertible Promissory Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into the Conversion Warrants, equal to (x) the portion of the principal amount of the Sponsor Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Sponsor Convertible Promissory Note was accounted for using the bifurcation method and was determined that the conversion feature had no value and was recorded at par value. As of March 31, 2026 and December 31, 2025, $613,207 was outstanding under the Sponsor Convertible Promissory Note.

On June 5, 2023, the Company issued an unsecured convertible promissory note to Valuence Partners LP, an affiliate of the Sponsor (the “VP Convertible Promissory Note”), pursuant to which the Company may borrow up to an aggregate maximum amount of $1,650,941. The VP Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the VP Convertible Promissory Note, Valuence Partners LP may elect to convert all or any portion of the unpaid principal balance into that number of warrants, each exercisable for one Class A Share of the Company, equal to (x) the portion of the principal amount of the VP Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The aggregate amount convertible into Conversion Warrants pursuant to the Sponsor Convertible Promissory Note and the VP Convertible Promissory Note shall not exceed $1,500,000. The VP Convertible Promissory Note was accounted for using the bifurcation method, and was determined that the conversion feature had no value and was recorded at par value. As of March 31, 2026 and December 31, 2025, $1,650,941 had been borrowed against VP Convertible Promissory Note.

On June 4, 2024, the Company issued the June 2024 Note to the Sponsor, in the principal amount of $300,000. The June 2024 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Maturity Date, the June 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the June 2024 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor, or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants. The June 2024 Note was accounted for using the bifurcation method and it was determined that the conversion feature had no value, and the June 2024 Note was recorded at par value. On June 4, 2024, the Company borrowed $300,000 under the June 2024 Note, which was outstanding as of March 31, 2026.

On February 27, 2026, the Company issued the February 2026 Note to the Sponsor, in the principal amount of $1,500,000. The February 2026 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the Maturity Date. If the Company does not consummate an initial Business Combination by the Maturity Date, the February 2026 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the February 2026 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants. As of March 31, 2026, no amounts had been drawn under the February 2026 Note.

Advance from Related Party

On March 7, 2022, in connection with the unexercised over-allotment option, an investor in the Sponsor agreed for the Company to retain the residual $198,384 in the form of an advance. The Sponsor advanced to the Company additional $645,000 and $810,000 during the years ended December 31, 2025 and 2024, respectively, for general working capital needs. As of March 31, 2026 and December 31, 2025, advances from related party totaled $1,838,384 and $1,653,384, respectively. The amounts advanced by the Sponsor to the Company are non-interest bearing without fixed terms and payable on demand.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 180,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. On June 3, 2024, pursuant to the terms of the Articles, the Sponsor and Valuence Partners LP elected to convert an aggregate of 5,502,488 Class B ordinary shares held by them on a one-for-one basis into Class A ordinary shares. As of March 31, 2026 and December 31, 2025, there were 5,965,726 and 7,369,890 Class A ordinary shares issued and outstanding, which included 463,238 and 1,867,402 ordinary shares subject to redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On March 8, 2022, the underwriters partially exercised their over-allotment option resulting in 502,490 Class B ordinary shares no longer subject to forfeiture. On April 14, 2022, the over-allotment option expired, and 247,510 Class B ordinary shares were forfeited. On June 3, 2024, pursuant to the terms of the Articles, the Sponsor and Valuence Partners LP elected to convert an aggregate of 5,502,488 Class B ordinary shares held by them on a one-for-one basis into Class A ordinary shares. As of March 31, 2026 and December 31, 2025, there were 2 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Warrants - As of March 31, 2026 and December 31, 2025, there were 11,004,981 Public Warrants and 6,934,662 Private Placement Warrants outstanding.

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

MARCH 31, 2026

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

NOTE 8 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the unaudited condensed statements of operations as net income. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	March 31, 2026	December 31, 2025
Cash held in Trust Account	$5,849,516	$23,218,530
Cash	$2,521	$1,481

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
General and administrative expenses	$131,802	$277,371
Recoveries of previously incurred general and administrative expenses	$—	$(121,000)
Interest earned on cash held in Trust Account	$140,105	$181,347

The CODM reviews interest earned on investments and cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the unaudited condensed statements of operations and described within their respective disclosures.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On May 1, 2026, the Board of Directors approved an extension of the date by which the Company has to consummate an initial business combination by an additional month, from May 3, 2026, to June 3, 2026, the first of 10 potential one-month extensions available to the Company. In connection with such extension, the Company caused to be deposited an additional $13,897.14 into the Company’s Trust Account.

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

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2026 (the “Annual Report”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

In connection with the May 2023 Meeting, as described below, shareholders holding an aggregate of 15,799,245 Class A ordinary shares properly exercised their right to redeem their shares for $167,831,206. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $65.7 million. In connection with the June 2024 Meeting, shareholders holding an aggregate of 4,343,316 Class A ordinary shares properly exercised their right to redeem their shares for $49,900,380. In connection with the February 2026 Meeting, shareholders holding an aggregate of 1,404,164 Class A ordinary shares properly exercised their right to redeem their shares for $17,565,141.25. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $5,794,794. The balance in our Trust Account was $5,849,516 as of March 31, 2026.

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

Extraordinary General Meetings

On May 25, 2023, the Company held the May 2023 Meeting, where shareholders approved, among other things, an amendment to the Articles to extend the date by which the Company must consummate a Business Combination from June 3, 2023 to September 3, 2023 and to allow us, without another shareholder vote, by resolution of our Board of Directors, to elect to further extend the Combination Period in one-month increments up to eighteen (18) additional times, or a total of up to thirty-six (36) months after the Initial Public Offering, until up to March 3, 2025. In connection with such extensions to the Combination Period, the Sponsor or its designees was required to deposit into the Trust Account, as a loan, $420,000 for the extension to September 3, 2023 and $140,000 for each monthly extension thereafter. The Company’s shareholders also approved an amendment to the Articles to eliminate (i) the limitation that we may not redeem Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 and (ii) the limitation that we shall not consummate a Business Combination unless we have net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such Business Combination. The Company’s shareholders also approved an amendment to the Articles to permit a holder of our Class B ordinary shares to convert such shares into Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holder. Under Cayman Islands law, the amendments to our Articles took effect upon approval of the Combination Period. In connection with the May 2023 Meeting, holders of 15,799,245 Class A ordinary shares subject to possible redemption exercised their right to redeem such shares. As a result, the Company paid $167,831,206 (or $10.62 per share) to the redeeming shareholders. After redemptions, the Company had 6,210,718 Class A ordinary shares subject to possible redemption outstanding. The Company, with the approval by the Board of Directors, extended the Combination Period to June 3, 2024 and caused to be deposited an additional $1,680,000 into the Company’s Trust Account.

On June 3, 2024, the Company held the June 2024 Meeting, where shareholders approved an amendment to the Articles to extend the Combination Period from June 3, 2024 for an initial two month period to August 3, 2024 and to permit the Company, without another shareholder vote, by resolution of the Board of Directors to elect to further extend such date up to nineteen (19) additional times for an additional one (1) month each time, up to March 3, 2026, provided that the Sponsor or its designees deposit into the Trust Account (i) on June 4, 2024, with respect to the initial extension, an amount equal to the lesser of (x) $60,000 or (y) $0.03 per public share multiplied by the number of Public Shares outstanding and (ii) one business day following the public announcement by the Company that the Board of Directors has elected to further extend such date for an additional month, an amount equal to the lesser of (x) $30,000 or (y) $0.015 per public share multiplied by the number of Public Shares outstanding. In connection with the June 2024 Meeting, holders of 4,343,316 Class A ordinary shares subject to possible redemption exercised their right to redeem such shares. As a result, the Company paid $49,900,380 (or $11.49 per share) to the redeeming shareholders. After redemptions, the Company had 1,867,402 Class A ordinary shares subject to possible redemption outstanding.

On February 27, 2026, the Company held the February 2026 Meeting, where shareholders approved an amendment to the Articles to extend the Combination Period from March 3, 2026 for an initial two month period to May 3, 2026 and to permit the Company, without another shareholder vote, by resolution of the Board of Directors to elect to further extend such date up to ten (10) additional times for an additional one (1) month each time, up to March 3, 2027, provided that the Sponsor or its designees deposit into the Trust Account (i) on March 4, 2026, with respect to the initial extension, an amount equal to the lesser of (x) $56,000 or (y) $0.06 per public share multiplied by the number of Public Shares outstanding and (ii) one business day following the public announcement by the Company that the Board of Directors has elected to further extend such date for an additional month, an amount equal to the lesser of (x) $28,000 or (y) $0.03 per public share multiplied by the number of Public Shares outstanding. In connection with the February 2026 Meeting, holders of 1,404,164 Class A ordinary shares subject to possible redemption exercised their right to redeem such shares. As a result, the Company paid $17,565,141.25 (or $12.51 per share) to the redeeming shareholders. After redemptions, the Company had 463,238 Class A ordinary shares subject to possible redemption outstanding.

Convertible Promissory Notes

On June 5, 2023, in connection with the required Initial Extension Contributions for monthly extensions to the Combination Period and for working capital purposes, the Company issued a non-interest bearing, unsecured convertible promissory note to the Sponsor in the aggregate principal amount of $613,207 and to Valuence Partners LP in the aggregate principal amount of $1,650,941. The Initial Extension Contribution Notes will be repayable by the Company upon the earlier of (i) consummation of a Business Combination and (ii) the date of the liquidation of the Company. Such loans may be converted into warrants of the post-Business Combination entity at the option of the payees, which shall have terms identical to the Private Placement Warrants. If the Company does not consummate a Business Combination by the end of the Combination Period, the outstanding principal amount of the Initial Extension Contribution Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Initial Extension Contribution Notes were accounted for using the bifurcation method and it was determined that the conversion feature had no value and the Initial Extension Contribution Notes were recorded at par value. As of March 31, 2026, $613,207 is outstanding under the Sponsor Convertible Promissory Note and $1,650,941 has been borrowed against VP Convertible Promissory Note.

On June 4, 2024, the Company issued the June 2024 Note to the Sponsor, in the principal amount of $300,000. The June 2024 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Maturity Date, the June 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the June 2024 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants. On June 4, 2024, the Company borrowed $300,000 under the June 2024 Note, which was outstanding as of March 31, 2026.

On February 27, 2026, the Company issued the February 2026 Note to the Sponsor, in the principal amount of $1,500,000. The February 2026 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the Maturity Date. If the Company does not consummate an initial Business Combination by the Maturity Date, the February 2026 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the February 2026 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants. As of March 31, 2026, no amounts had been drawn under the February 2026 Note.

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

Results of Operations

As of March 31, 2026, we have not commenced any operations. All activity through March 31, 2026, relates to our formation, the IPO, and our search for an initial Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account.

For the three months ended March 31, 2026, we had a net income of $8,303, which consisted of interest earned on cash held in the Trust Account of $140,105, offset by general and administrative expenses of $131,802.

For the three months ended March 31, 2025, we had a net income of $24,976, which consisted of interest earned on investments held in the Trust Account of $181,347, offset by operating costs of $156,371.

Liquidity and Capital Resources; Going Concern Consideration

As of March 31, 2026, we had cash of $2,521 and a working capital deficit of $5,177,069.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until up to March 3, 2027 to consummate a Business Combination or liquidate, provided that we cause to be deposited the Current Extension Contributions in connection with each monthly extension of the Combination Period. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation of the Trust Account and potential subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the Combination Period (up to March 3, 2027, if we, without shareholder approval, elect to further extend the Combination Period monthly to such deadline). Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this Quarterly Report. However, the Working Capital Loans, the June 2024 Note and the February 2026 Note will provide additional flexibility to continue our identification and pursuit of potential Business Combination targets. Over this time period, the Company will be using available funds, including those from the Working Capital Loans, for the purpose of paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Other than the Initial Extension Contribution Notes, the June 2024 Note and the February 2026 Note previously disclosed in this Quarterly Report, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The underwriters are entitled to a deferred underwriting commissions of $0.35 per Unit, or $8,105,480 from the closing of the IPO. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely if we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant item that involves critical accounting estimates is the value of conversion feature of the Company’s promissory notes.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets of the unaudited condensed financial statements contained elsewhere in this Quarterly Report.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of issuance costs of temporary equity at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrant issuance costs are required to be recorded at their initial fair value on the date of issuance, and each condensed balance sheet date thereafter. As the Company’s warrants meet the criteria for equity classification, the Company has accounted for the warrants as equity classified.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022).
3.2	Certificate of Amendment to the Amended and Restated Memorandum and Articles of Association of Valuence Merger Corp. I. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023).
3.3	Certificate of Amendment to the Amended and Restated Memorandum and Articles of Association of Valuence Merger Corp. I. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023).
3.4	Certificate of Amendment to the Amended and Restated Memorandum and Articles of Association of Valuence Merger Corp. I. (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023).
3.5	Certificate of Amendment to the Amended and Restated Memorandum and Articles of Association of Valuence Merger Corp. I. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
3.6	Certificate of Amendment to the Amended and Restated Memorandum and Articles of Association of Valuence Merger Corp. I. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2026).
10.1	Convertible Promissory Note, dated February 27, 2026, by and between the Company and VMCA Sponsor, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 3, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Form 10-Q for the quarterly period ended March 31, 2026, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALUENCE MERGER CORP. I

Date: May 15, 2026	By:	/s/ Sung Yoon Woo
	Name:	Sung Yoon Woo
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Sungwoo (Andrew) Hyung
	Name:	Sungwoo (Andrew) Hyung
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

