Form 10-Q
period 2026-06-30
Valuence Merger Corp. I
filed 2026-08-14
CIK 1892747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, there were 5,965,726 Class A ordinary shares, $0.0001 par value per share, and 2 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

VALUENCE MERGER CORP. I

QUARTERLY REPORT ON FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUENCE MERGER CORP. I

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$8,795	$1,481
Due from Sponsor	30,000	—
Prepaid expenses	17,355	11,662
Total current assets	56,150	13,143

Cash held in Trust Account	5,914,944	23,218,530
TOTAL ASSETS	$5,971,094	$23,231,673

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses and accounts payable	$869,802	$757,061
Advance from related party	170,377	1,653,384
Working capital loans	613,207	913,207
2026 Convertible Promissory Notes	1,870,000	—
Convertible note - related party	1,650,941	1,650,941
Total current liabilities	5,174,327	4,974,593

Deferred underwriting fees	8,105,480	8,105,480
TOTAL LIABILITIES	13,279,807	13,080,073

Commitments and Contingencies (See Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 463,238 and 1,867,402 shares at redemption value of $12.77 and $12.43 per share as of June 30, 2026 and December 31, 2025, respectively	5,914,944	23,218,530

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; 5,502,488 shares issued and outstanding (excluding 463,238 and 1,867,402 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	550	550
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	—	—
Accumulated deficit	(13,224,207)	(13,067,480)
TOTAL SHAREHOLDERS’ DEFICIT	(13,223,657)	(13,066,930)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$5,971,094	$23,231,673

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

General and administrative expenses	$111,321	$126,616	$243,123	$403,987
Recoveries of previously incurred costs	—	—	—	(121,000)
Loss from operations	(111,321)	(126,616)	(243,123)	(282,987)

Other income:
Interest earned on cash and investments held in Trust Account	37,634	185,332	177,739	366,679
Total other income	37,634	185,332	177,739	366,679

Net (loss) income	$(73,687)	$58,716	$(65,384)	$83,692

Weighted average shares outstanding of Class A redeemable ordinary shares outstanding	463,238	1,867,402	913,191	1,867,402

Basic and diluted net (loss) income per common share, Class A redeemable ordinary shares outstanding	$(0.01)	$0.01	$(0.01)	$0.01

Weighted average shares outstanding of Class A and Class B non-redeemable ordinary shares	5,502,490	5,502,490	5,502,490	5,502,490

Basic and diluted net (loss) income per common share, Class A and Class B non-redeemable ordinary shares	$(0.01)	$0.01	$(0.01)	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	5,502,488	$550	2	$—	$—	$(13,067,480)	$(13,066,930)
	—	—
Accretion of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(223,921)	(223,921)

Net income	—	—	—	—	—	8,303	8,303

Balance as of March 31, 2026 (unaudited)	5,502,488	$550	2	$—	$—	$(13,283,098)	$(13,282,548)

Accretion of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(65,429)	(65,429)

Release of previously advanced funds by related party	—	—	—	—	—	198,007	198,007

Net loss	—	—	—	—	—	(73,687)	(73,687)

Balance as of June 30, 2026 (unaudited)	5,502,488	$550	2	$—	$—	$(13,224,207)	$(13,223,657)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A ordinary shares		Class B ordinary shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	5,502,488	$550	2	$—	$—	$(12,335,872)	$(12,335,322)

Accretion of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(237,370)	(237,370)

Net income	—	—	—	—	—	24,976	24,976

Balance as of March 31, 2025 (unaudited)	5,502,488	$550	2	$—	$—	$(12,548,266)	$(12,547,716)

Accretion of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(269,365)	(269,365)

Net income	—	—	—	—	—	58,716	58,716

Balance as of June 30, 2025 (unaudited)	5,502,488	$550	2	$—	$—	$(12,758,915)	$(12,758,365)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net (loss) income	$(65,384)	$83,692
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(177,739)	(366,679)
Changes in operating assets and liabilities:
Prepaid expenses	(5,693)	3,499
Due from Sponsor	(30,000)	—
Accrued expenses and accounts payable	112,741	11,091
Net cash used in operating activities	(166,075)	(268,397)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(111,611)	(140,055)
Cash withdrawn from Trust Account in connection with redemption	17,592,936	—
Net cash provided by (used in) investing activities	17,481,325	(140,055)

Cash Flows from Financing Activities:
Advances from related party	285,000	440,076
Redemption of ordinary shares	(17,592,936)	—
Net cash (used in) provided by financing activities	(17,307,936)	440,076

Net Change in Cash	7,314	31,624
Cash – Beginning of period	1,481	61,037
Cash – End of period	$8,795	$92,661

Non-Cash Investing and Financing Activities:
Release of previously advanced funds by related party	$198,007	$—
Restructuring of June 4, 2024 Promissory Note and Advances from related parties	$1,870,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from August 27, 2021 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

On June 5, 2023, in connection with the required Initial Extension Contributions for monthly extensions to the Combination Period and for working capital purposes, the Company issued a non-interest bearing, unsecured convertible promissory note to the Sponsor in the aggregate principal amount of $613,207 (the “Sponsor Convertible Promissory Note”) and to Valuence Partners LP in the aggregate principal amount of $1,650,941 (the “VP Convertible Promissory Note”, and together with the Sponsor Convertible Promissory Note, the “Initial Extension Contribution Notes”). The Initial Extension Contribution Notes will be repayable by the Company upon the earlier of (i) consummation of a Business Combination and (ii) the date of the liquidation of the Company (the “Maturity Date”). Up to an aggregate of $1.5 million of the Initial Extension Contribution Notes and any other convertible notes issued to the Sponsor or its affiliates may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the payees, which shall have terms identical to the Private Placement Warrants (the “Conversion Warrants”). If the Company does not consummate a Business Combination by the end of the Combination Period, the outstanding principal amount of the Initial Extension Contribution Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Initial Extension Contribution Notes were accounted for using the bifurcation method and it was determined that the conversion feature had no value and the Initial Extension Contribution Notes were recorded at par value. As of each of June 30, 2026, and December 31, 2025 , $613,207 was outstanding under the Sponsor Convertible Promissory Note and $1,650,941 had been borrowed under the VP Convertible Promissory Note.

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

JUNE 30, 2026

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

On June 4, 2024, the Company issued a convertible promissory note to the Sponsor, in the principal amount of $300,000 (the “June 2024 Note”). The June 2024 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the Maturity Date. If the Company does not consummate an initial Business Combination by the Maturity Date, the June 2024 Note will be repaid only from funds held outside of the Trust Account established in connection with the Company’s Initial Public Offering or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the June 2024 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants issued to the Sponsor in a private placement that closed simultaneously with the Company’s Initial Public Offering. On June 4, 2024, the Company borrowed $300,000 under the June 2024 Note. In connection with the Second Extension Contributions, the Company, with the approval by the Board of Directors, extended the Combination Period to March 3, 2026 and caused to be deposited an additional $588,231 into the Company’s Trust Account. On June 30, 2026, the June 2024 Note was terminated and replaced by the 2026 Promissory Notes, as described further below.

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

JUNE 30, 2026

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

Also on February 27, 2026, the Company issued a convertible promissory note to the Sponsor, in the principal amount of $1,500,000 (the “February 2026 Note”). The February 2026 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the Maturity Date. If the Company does not consummate an initial Business Combination by the Maturity Date, the February 2026 Note will be repaid only from funds held outside of the Trust Account established in connection with the Company’s Initial Public Offering or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the February 2026 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants issued to the Sponsor in a private placement that closed simultaneously with the Company’s Initial Public Offering. As of June 30, 2026, no amounts had been drawn under the February 2026 Note.

On March 4, 2026, the Company deposited $27,794.28 into the Trust Account for the extension of the Combination Period from March 3, 2026 to May 3, 2026.

On May 18, 2026, Zhe Zhang, a member of the Board of Directors and the audit committee of the Company, resigned from the Board, effective immediately. Mr. Zhang’s resignation was not the result of any dispute or disagreement with the Company’s operation, policies or practices.

On June 3, 2026, the Board of Directors approved an extension of the date by which the Company has to consummate an initial business combination by an additional month, from June 3, 2026, to July 3, 2026, the second of 10 potential one-month extensions available to the Company. In connection with such extension, the Company caused to be deposited an additional $13,897 into the Company’s Trust Account. As of the date of this Quarterly Report, the Company, with the approval of the Board of Directors, caused to be deposited a total of $2,351,615 into the Trust Account, which includes Initial Extension Contributions, Second Extension Contributions and Current Extension Contributions through the present.

On June 30, 2026, the Company entered into a Mutual Note Termination Agreement (the “Termination Agreement”) with the Sponsor, pursuant to which the Company and the Sponsor agreed to terminate the Convertible Promissory Note, dated February 27, 2026, issued by the Company to the Sponsor in the principal amount of up to $1,500,000 (the “February 2026 Note”). No amounts had been drawn down, and no principal or other amount was outstanding, under the February 2026 Note .

Also on June 30, 2026, the Company entered into an Omnibus Note Exchange and Debt Conversion Agreement (the “Omnibus Agreement”) with the Sponsor, CPC Sponsor Opportunities I, LP (“CPC I”), CPC Sponsor Opportunities I (Parallel), LP (“CPC I Parallel”) and NovoCG, LLC (“NovoCG”), pursuant to which the parties agreed to restructure certain outstanding related-party indebtedness and advances of the Company. Pursuant to the Omnibus Agreement, the parties agreed to cancel, extinguish and terminate the Convertible Promissory Note, dated June 4, 2024, issued by the Company to the Sponsor in the principal amount of up to $300,000 (the “June 2024 Note”), which had been fully drawn and remained outstanding.

In connection with the Omnibus Agreement, the parties also agreed to settle and discharge outstanding balances classified as “Advance from Related Party” on the Company’s books and records owed to CPC I, CPC I Parallel and NovoCG in the amounts of $446,900, $373,100 and $750,000, respectively, for an aggregate advance balance of $1,570,000.

The aggregate amount of the 2026 Promissory Notes resulting from the restructuring under the Omnibus Agreement was $1,870,000, which was outstanding as of June 30, 2026.

In consideration for the cancellation of the June 2024 Note and settlement of the related-party advances, the Company issued three new convertible promissory notes, each dated June 30, 2026: (i) a note to CPC I in the principal amount of up to $1,500,000, with an initial deemed drawdown balance of $528,650; (ii) a note to CPC I Parallel in the principal amount of up to $1,500,000, with an initial deemed drawdown balance of $441,350; and (iii) a note to NovoCG in the principal amount of up to $3,000,000, with an initial deemed drawdown balance of $900,000 (collectively, the “New Notes” also referred to herein as the “2026 Promissory Notes”). The New Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination or (b) the date of the Company’s liquidation (the earlier of such date, the “Maturity Date”). If the Company does not consummate an initial business combination by the Maturity Date, the New Notes will be repaid only from funds held outside of the trust account established in connection with the Company’s initial public offering (the “Trust Account”) or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the New Notes may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the warrants issued by the Company in a private placement that closed simultaneously with the Company’s initial public offering.

On June 30, 2026, the Company entered into an agreement (the “Debt Settlement and Release Agreement”) with CPC I, CPC I Parallel and CPC Sponsor Opportunities I (“SPV III”), collectively “CPC”. According to the provisions of the Debt Settlement and Release Agreement, the advances of $198,007 made to the Company by the CPC in July 2022 in connection with the unexercised over-allotment from the Company’s IPO are considered to be fully satisfied and the outstanding balance thereof shall be reduced to zero.

Liquidity and Going Concern

As of June 30, 2026, the Company had cash of $8,795, and a working capital deficit of $5,118,177.

Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. However, the Working Capital Loans (as defined below) and the 2026 Promissory Notes may provide additional flexibility to continue the identification and pursuit of potential Business Combination targets. Over this time period, the Company will be using available funds, including those from the Working Capital Loans, for the purpose of paying existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

JUNE 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

As of June 30, 2026 and December 31, 2025, the Company had cash of $8,795 and $1,481, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2026 and December 31, 2025.

Cash Held in Trust Account

As of June 30, 2026 and December 31, 2025, substantially all of the assets held in the Trust Account were held in cash in a demand deposit account.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2026 and December 31, 2025, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

In connection with the February 2026 Meeting, shareholders holding 1,404,164 Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $17.6 million (approximately $12.51 per ordinary share) was removed from the Trust Account to pay such holders. After the satisfaction of such redemptions, the balance in the Company’s Trust Account was approximately $5.8 million. Following redemptions, the Company had 463,238 Class A ordinary shares subject to redemption outstanding. As of June 30, 2026, the balance in the Company’s Trust Account was approximately $5.9 million.

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

As of June 30, 2026 and December 31, 2025, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, at redemption value, December 31, 2024	$22,206,637
Plus:
Accretion of Class A ordinary shares subject to possible redemption	1,011,893
Class A ordinary shares subject to possible redemption, at redemption value, December 31, 2025	$23,218,530
Plus:
Accretion of Class A ordinary shares subject to possible redemption	223,921
Less:
Redemption	(17,592,936)
Class A ordinary shares subject to possible redemption, at redemption value, March 31, 2026	$5,849,515
Plus:
Accretion of Class A ordinary shares subject to possible redemption	65,429
Class A ordinary shares subject to possible redemption, at redemption value, June 30, 2026	$5,914,944

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Income Taxes

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Ordinary Share

The Company complies with accounting and ordinary disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of shares, (i) Class A Ordinary Shares and (ii) non-redeemable Class A Ordinary Shares and Class B ordinary shares, par value of $0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the loss of the Company. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,939,643 Class A ordinary shares in the aggregate. As of June 30, 2026 and December 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Class A Redeemable	Class A & Class B Non- Redeemable	Class A Redeemable	Class A & Class B Non- Redeemable	Class A Redeemable	Class A & Class B Non- Redeemable	Class A Redeemable	Class A & Class B Non- Redeemable
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(5,722)	$(67,965)	$14,878	$43,838	$(9,307)	$(56,077)	$21,206	$62,486
Denominator:
Basic and diluted weighted average shares outstanding	463,238	5,502,490	1,867,402	5,502,490	913,191	5,502,490	1,867,402	5,502,490
Basic and diluted net (loss) income per ordinary share	$(0.01)	$(0.01)	$0.01	$0.01	$(0.01)	$(0.01)	$0.01	$0.01

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

JUNE 30, 2026

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

JUNE 30, 2026

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans and any other convertible notes issued by the Company, including the Initial Extension Contribution Notes and the 2026 Promissory Notes, may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

On June 5, 2023, the Company issued a promissory note (the “Sponsor Convertible Promissory Note”) in the principal amount of up to $613,207 to the Sponsor for working capital requirements and payment of certain expenses in connection with the Company’s Business Combination. The Sponsor Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the Sponsor Convertible Promissory Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into the Conversion Warrants, equal to (x) the portion of the principal amount of the Sponsor Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Sponsor Convertible Promissory Note was accounted for using the bifurcation method and was determined that the conversion feature had no value and was recorded at par value. As of June 30, 2026 and December 31, 2025, $613,207 was outstanding under the Sponsor Convertible Promissory Note.

On June 5, 2023, the Company issued an unsecured convertible promissory note to Valuence Partners LP, an affiliate of the Sponsor (the “VP Convertible Promissory Note”), pursuant to which the Company may borrow up to an aggregate maximum amount of $1,650,941. The VP Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the VP Convertible Promissory Note, Valuence Partners LP may elect to convert all or any portion of the unpaid principal balance into that number of warrants, each exercisable for one Class A Share of the Company, equal to (x) the portion of the principal amount of the VP Convertible Promissory Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The aggregate amount convertible into Conversion Warrants pursuant to the Sponsor Convertible Promissory Note and the VP Convertible Promissory Note shall not exceed $1,500,000. The VP Convertible Promissory Note was accounted for using the bifurcation method, and was determined that the conversion feature had no value and was recorded at par value. As of June 30, 2026 and December 31, 2025, $1,650,941 had been borrowed under the VP Convertible Promissory Note.

On June 4, 2024, the Company issued the June 2024 Note to the Sponsor, in the principal amount of $300,000. The June 2024 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Maturity Date, the June 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the June 2024 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor, or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants. The June 2024 Note was accounted for using the bifurcation method and it was determined that the conversion feature had no value, and the June 2024 Note was recorded at par value. On June 4, 2024, the Company borrowed $300,000 under the June 2024 Note. On June 30, 2026, the June 2024 Note was terminated and replaced by the 2026 Promissory Notes, as described further below.

On February 27, 2026, the Company issued the February 2026 Note to the Sponsor, in the principal amount of $1,500,000. The February 2026 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the Maturity Date. If the Company does not consummate an initial Business Combination by the Maturity Date, the February 2026 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the February 2026 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants. As of June 30, 2026, no amounts had been drawn under the February 2026 Note.

On June 30, 2026, the Company, entered into a Mutual Note Termination Agreement (the “Termination Agreement”) with the Sponsor, pursuant to which the Company and the Sponsor agreed to terminate the Convertible Promissory Note, dated February 27, 2026, issued by the Company to the Sponsor in the principal amount of up to $1,500,000 (the “February 2026 Note”). No amounts had been drawn down, and no principal or other amount was outstanding, under the February 2026 Note.

Also on June 30, 2026, the Company entered into an Omnibus Note Exchange and Debt Conversion Agreement (the “Omnibus Agreement”) with the Sponsor, CPC Sponsor Opportunities I, LP (“CPC I”), CPC Sponsor Opportunities I (Parallel), LP (“CPC I Parallel”) and NovoCG, LLC (“NovoCG”), pursuant to which the parties agreed to restructure certain outstanding related-party indebtedness and advances of the Company. Pursuant to the Omnibus Agreement, the parties agreed to cancel, extinguish and terminate the Convertible Promissory Note, dated June 4, 2024, issued by the Company to the Sponsor in the principal amount of up to $300,000 (the “June 2024 Note”), which had been fully drawn and remained outstanding.

In connection with the Omnibus Agreement, the parties also agreed to settle and discharge outstanding balances classified as “Advance from Related Party” on the Company’s books and records owed to CPC I, CPC I Parallel and NovoCG in the amounts of $446,900, $373,100 and $750,000, respectively, for an aggregate advance balance of $1,570,000.

In consideration for the cancellation of the June 2024 Note and settlement of the related-party advances, the Company issued three new convertible promissory notes, each dated June 30, 2026: (i) a note to CPC I in the principal amount of up to $1,500,000, with an initial deemed drawdown balance of $528,650; (ii) a note to CPC I Parallel in the principal amount of up to $1,500,000, with an initial deemed drawdown balance of $441,350; and (iii) a note to NovoCG in the principal amount of up to $3,000,000, with an initial deemed drawdown balance of $900,000 (collectively, the “New Notes” also referred to herein as the “2026 Promissory Notes”). The New Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination or (b) the date of the Company’s liquidation (the earlier of such date, the “Maturity Date”). If the Company does not consummate an initial business combination by the Maturity Date, the New Notes will be repaid only from funds held outside of the trust account established in connection with the Company’s initial public offering (the “Trust Account”) or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the New Notes may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the warrants issued by the Company in a private placement that closed simultaneously with the Company’s initial public offering.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Advance from Related Party

On March 7, 2022, in connection with the unexercised over-allotment option, an investor in the Sponsor agreed for the Company to retain the residual $198,384 in the form of an advance.

On June 30, 2026, the Company entered into an agreement (the “Debt Settlement and Release Agreement”) with CPC I, CPC I Parallel and CPC Sponsor Opportunities I (“SPV III”), collectively “CPC”. Pursuant to the Debt Settlement and Release Agreement, $198,007 in advances made to the Company by CPC in July 2022 in connection with the unexercised over-allotment from the Company’s IPO were fully satisfied, and the outstanding balance was reduced to zero.

The Sponsor advanced to the Company an additional $645,000, $810,000 and $285,000 during the years ended December 31, 2025 and 2024 and the six months ended June 30, 2026, respectively, for general working capital needs. As described above, a total of $1,570,000 of such advances was converted into the 2026 Promissory Notes.

As of June 30, 2026 and December 31, 2025, advances from related parties totaled $170,377 and $1,653,384, respectively. The amounts advanced by the Sponsor to the Company are non-interest bearing without fixed terms and payable on demand.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 180,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. On June 3, 2024, pursuant to the terms of the Articles, the Sponsor and Valuence Partners LP elected to convert an aggregate of 5,502,488 Class B ordinary shares held by them on a one-for-one basis into Class A ordinary shares. As of June 30, 2026 and December 31, 2025, there were 5,965,726 and 7,369,890 Class A ordinary shares issued and outstanding, which included 463,238 and 1,867,402 ordinary shares subject to redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On March 8, 2022, the underwriters partially exercised their over-allotment option resulting in 502,490 Class B ordinary shares no longer subject to forfeiture. On April 14, 2022, the over-allotment option expired, and 247,510 Class B ordinary shares were forfeited. On June 3, 2024, pursuant to the terms of the Articles, the Sponsor and Valuence Partners LP elected to convert an aggregate of 5,502,488 Class B ordinary shares held by them on a one-for-one basis into Class A ordinary shares. As of June 30, 2026 and December 31, 2025, there were 2 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law.

VALUENCE MERGER CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Warrants - As of June 30, 2026 and December 31, 2025, there were 11,004,981 Public Warrants and 6,934,662 Private Placement Warrants outstanding.

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

JUNE 30, 2026

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

	June 30, 2026	December 31, 2025
Cash held in Trust Account	$5,914,944	$23,218,530
Cash	$8,795	$1,481

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

General and administrative expenses	$111,321	$126,616	$243,123	$403,987
Recoveries of previously incurred general and administrative expenses	$—	$—	$—	$(121,000)
Interest earned on cash held in Trust Account	$37,634	$185,332	$177,739	$366,679

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

On July 3, 2026, the Board of Directors approved an extension of the date by which the Company has to consummate an initial business combination by an additional month, from July 3, 2026 to August 3, 2026, the third of 10 potential one-month extensions available to the Company. In connection with such extension, the Company caused to be deposited an additional $13,897 into the Company’s trust account.

On August 3, 2026, the Board of Directors approved a further extension of the date by which the Company has to consummate an initial business combination by an additional month, from August 3, 2026 to September 3, 2026, the fourth of 10 potential one-month extensions available to the Company. In connection with such extension, the Company caused to be deposited an additional $13,897 into the Company’s trust account.

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

In connection with the May 2023 Meeting, as described below, shareholders holding an aggregate of 15,799,245 Class A ordinary shares properly exercised their right to redeem their shares for $167,831,206. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $65.7 million. In connection with the June 2024 Meeting, shareholders holding an aggregate of 4,343,316 Class A ordinary shares properly exercised their right to redeem their shares for $49,900,380. In connection with the February 2026 Meeting, shareholders holding an aggregate of 1,404,164 Class A ordinary shares properly exercised their right to redeem their shares for $17,565,141.25. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $5,794,794. The balance in our Trust Account was $5,914,944 as of June 30, 2026.

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

Convertible Promissory Notes

On June 5, 2023, in connection with the required Initial Extension Contributions for monthly extensions to the Combination Period and for working capital purposes, the Company issued a non-interest bearing, unsecured convertible promissory note to the Sponsor in the aggregate principal amount of $613,207 and to Valuence Partners LP in the aggregate principal amount of $1,650,941. The Initial Extension Contribution Notes will be repayable by the Company upon the earlier of (i) consummation of a Business Combination and (ii) the date of the liquidation of the Company. Such loans may be converted into warrants of the post-Business Combination entity at the option of the payees, which shall have terms identical to the Private Placement Warrants. If the Company does not consummate a Business Combination by the end of the Combination Period, the outstanding principal amount of the Initial Extension Contribution Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Initial Extension Contribution Notes were accounted for using the bifurcation method and it was determined that the conversion feature had no value and the Initial Extension Contribution Notes were recorded at par value. As of June 30, 2026, $613,207 is outstanding under the Sponsor Convertible Promissory Note and $1,650,941 has been borrowed under the VP Convertible Promissory Note.

On June 4, 2024, the Company issued the June 2024 Note to the Sponsor, in the principal amount of $300,000. The June 2024 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Maturity Date, the June 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the June 2024 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants. On June 4, 2024, the Company borrowed $300,000 under the June 2024 Note. On June 30, 2026, the June 2024 Note was terminated and replaced by the 2026 Promissory Notes, as described further below.

On February 27, 2026, the Company issued the February 2026 Note to the Sponsor, in the principal amount of $1,500,000. The February 2026 Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination or (b) the Maturity Date. If the Company does not consummate an initial Business Combination by the Maturity Date, the February 2026 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the February 2026 Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the Private Placement Warrants. As of June 30, 2026, no amounts had been drawn under the February 2026 Note.

On June 30, 2026, Valuence Merger Corp. I (the “Company”), entered into a Mutual Note Termination Agreement (the “Termination Agreement”) with VMCA Sponsor, LLC (the “Sponsor”), pursuant to which the Company and the Sponsor agreed to terminate the Convertible Promissory Note, dated February 27, 2026, issued by the Company to the Sponsor in the principal amount of up to $1,500,000 (the “February 2026 Note”). No amounts had been drawn down, and no principal or other amount was outstanding, under the February 2026 Note .

Also on June 30, 2026, the Company entered into an Omnibus Note Exchange and Debt Conversion Agreement (the “Omnibus Agreement”) with the Sponsor, CPC Sponsor Opportunities I, LP (“CPC I”), CPC Sponsor Opportunities I (Parallel), LP (“CPC I Parallel”) and NovoCG, LLC (“NovoCG”), pursuant to which the parties agreed to restructure certain outstanding related-party indebtedness and advances of the Company. Pursuant to the Omnibus Agreement, the parties agreed to cancel, extinguish and terminate the Convertible Promissory Note, dated June 4, 2024, issued by the Company to the Sponsor in the principal amount of up to $300,000 (the “June 2024 Note”), which had been fully drawn and remained outstanding.

In connection with the Omnibus Agreement, the parties also agreed to settle and discharge outstanding balances classified as “Advance from Related Party” on the Company’s books and records owed to CPC I, CPC I Parallel and NovoCG in the amounts of $446,900, $373,100 and $750,000, respectively, for an aggregate advance balance of $1,570,000.

In consideration for the cancellation of the June 2024 Note and settlement of the related-party advances, the Company issued three new convertible promissory notes, each dated June 30, 2026: (i) a note to CPC I in the principal amount of up to $1,500,000, with an initial deemed drawdown balance of $528,650; (ii) a note to CPC I Parallel in the principal amount of up to $1,500,000, with an initial deemed drawdown balance of $441,350; and (iii) a note to NovoCG in the principal amount of up to $3,000,000, with an initial deemed drawdown balance of $900,000 (collectively, the “New Notes” also referred to herein as the “2026 Promissory Notes”). The New Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination or (b) the date of the Company’s liquidation (the earlier of such date, the “Maturity Date”). If the Company does not consummate an initial business combination by the Maturity Date, the New Notes will be repaid only from funds held outside of the trust account established in connection with the Company’s initial public offering (the “Trust Account”) or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal balance of the New Notes may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor, provided that the maximum aggregate conversion of all convertible notes issued to the Sponsor or its affiliates may not exceed $1.5 million. Such warrants will have terms identical to the warrants issued by the Company in a private placement that closed simultaneously with the Company’s initial public offering.

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

Results of Operations

As of June 30, 2026, we have not commenced any operations. All activity through June 30, 2026, relates to our formation, the IPO, and our search for an initial Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account.

For the three months ended June 30, 2026, we had a net loss of $73,687, which consisted of general and administrative expenses of $111,321, offset by interest earned on cash held in the Trust Account of $37,634.

For the six months ended June 30, 2026, we had a net loss of $65,384, which consisted of general and administrative expenses of $243,123, offset by interest earned on cash held in the Trust Account of $177,739.

For the three months ended June 30, 2025, we had a net income of $58,716, which consisted of interest earned on investments held in the Trust Account of $185,332, offset by operating costs of $126,616.

For the six months ended June 30, 2025, we had a net income of $83,692, which consisted of interest earned on investments held in the Trust Account of $366,679, offset by operating costs of $282,987.

Liquidity and Capital Resources; Going Concern Consideration

As of June 30, 2026, we had cash of $8,795 and a working capital deficit of $5,118,177.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until up to March 3, 2027 to consummate a Business Combination or liquidate, provided that we cause to be deposited the Current Extension Contributions in connection with each monthly extension of the Combination Period. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation of the Trust Account and potential subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the Combination Period (up to March 3, 2027, if we, without shareholder approval, elect to further extend the Combination Period monthly to such deadline). Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this Quarterly Report. However, the Working Capital Loans and the 2026 Promissory Notes may provide additional flexibility to continue our identification and pursuit of potential Business Combination targets. Over this time period, the Company will be using available funds, including those from the Working Capital Loans, for the purpose of paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Other than the Initial Extension Contribution Notes and the 2026 Promissory Notes previously disclosed in this Quarterly Report, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The underwriters are entitled to deferred underwriting commissions of $0.35 per Unit, or $8,105,480 from the closing of the IPO. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely if we complete a Business Combination, subject to the terms of the underwriting agreement.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022).
3.2	Certificate of Amendment to the Amended and Restated Memorandum and Articles of Association of Valuence Merger Corp. I. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023).
3.3	Certificate of Amendment to the Amended and Restated Memorandum and Articles of Association of Valuence Merger Corp. I. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023).
3.4	Certificate of Amendment to the Amended and Restated Memorandum and Articles of Association of Valuence Merger Corp. I. (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023).
3.5	Certificate of Amendment to the Amended and Restated Memorandum and Articles of Association of Valuence Merger Corp. I. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
3.6	Certificate of Amendment to the Amended and Restated Memorandum and Articles of Association of Valuence Merger Corp. I. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2026).
10.1	Convertible Promissory Note, dated February 27, 2026, by and between the Company and VMCA Sponsor, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 3, 2026).
10.2	Mutual Note Termination Agreement, dated June 30, 2026, by and between the Company and VMCA Sponsor, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2026).
10.3	Omnibus Note Exchange and Debt Conversion Agreement, dated June 30, 2026, by and among the Company, VMCA Sponsor, LLC, CPC Sponsor Opportunities I, LP, CPC Sponsor Opportunities I (Parallel), LP and NovoCG, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2026).
10.4	Convertible Promissory Note, dated June 30, 2026, by and between the Company and CPC Sponsor Opportunities I, LP (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2026).
10.5	Convertible Promissory Note, dated June 30, 2026, by and between the Company and CPC Sponsor Opportunities I (Parallel), LP (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2026).
10.6	Convertible Promissory Note, dated June 30, 2026, by and between the Company and NovoCG, LLC (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2026, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALUENCE MERGER CORP. I

Date: August 14, 2026	By:	/s/ Sung Yoon Woo
	Name:	Sung Yoon Woo
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Sungwoo (Andrew) Hyung
	Name:	Sungwoo (Andrew) Hyung
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

